Form 10-K
period 2013-12-31
Starwood Waypoint Residential Trust
filed 2014-03-28
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001- 36163

Starwood Waypoint Residential Trust

(Exact name of registrant as specified in its charter)

Maryland	80-6260391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison St Oakland, CA	94612
(Address of principal executive offices)	(Zip Code)

(510) 250-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Share, $0.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No  ☒

As of December 31, 2013, there was no established public trading market for the registrant’s securities and the registrant had no voting common share held by non-affiliates. The aggregate market value of the voting shares held by non-affiliates of the registrant as of June 30, 2013 was $0.

As of March 27, 2014, there were 39,110,969 of the registrant’s common shares outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the section captioned “Risk Factors”;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the rental home market specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans;

•	our ability to convert the homes and distressed and non-performing residential mortgage loans we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve distressed and non-performing residential mortgage loans;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	the proposed internalization of our Manager (as defined below);

ii

•	our relationships with Starwood Capital Group (as defined below) and our Manager, and their ability to retain qualified personnel;

•	potential conflicts of interest with Starwood Capital Group, including our Manager, the Waypoint Manager (as defined below) and the Waypoint Legacy Funds (as defined below);

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1.	Business

Except where the context suggests otherwise, the terms “company,” “we,” “us,” and “our” refer to Starwood Waypoint Residential Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Residential Partnership, L.P., a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “our Manager” refers to SWAY Management, LLC, a Delaware limited liability company, our external manager; the term “Starwood Property Trust” refers to Starwood Property Trust, Inc., our parent company prior to the Separation (as defined below); and, as the context may require, its consolidated subsidiaries; the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including our Manager, other than us; the term “Waypoint Manager” refers to Waypoint Real Estate Group HoldCo, LLC (and its predecessors), together with all affiliates and subsidiaries; and the term the term “Waypoint Legacy Funds” refers to DC Real Estate Fund II, LP, Wiel Brien Fund III, LP, Wiel Brien Fund IV, LP, Wiel Brien Fund IV-A, LP, Wiel Brien SCFF Fund I, LP, Waypoint Fund I, LP, Waypoint Fund I-A, LP, Waypoint /GI Venture LLC, Waypoint Fund II-A, LP and DC Real Estate Group LLC.

Our Company

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent broker price opinion (“BPO”), which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term, primarily through dividends and secondarily through capital appreciation.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. A significant portion of our initial home portfolio is located in Florida, Georgia and Texas, although we have made, and/or intend to pursue, acquisitions in other states as well, including Arizona, California, Colorado and Illinois. We identify and pursue individual home acquisition opportunities through a number of sources, including multiple listing services (“MLS”) listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by Starwood Property Trust to own single-family residential rental homes and distressed and non-performing residential mortgage loans. On January 31, 2014, Starwood Property Trust completed the spin-off of us to its stockholders (the “Separation”). Its stockholders received one of our common shares for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014, and Starwood Property Trust no longer holds any of our common shares. In connection with the Separation, 39.1 million of our common shares were issued, which had a closing market price on the New York Stock Exchange (“NYSE”) of $28.35 per share on March 27, 2014.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of our operating partnership units (“OP units”) in our operating partnership.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2014. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement (the “Management Agreement”). Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman. Starwood Capital Group has invested in most major classes of real estate, directly and indirectly, through operating companies, portfolios of properties and single assets, including multi-family, office, retail, hotel, residential entitled land and communities, senior housing, mixed use and golf courses. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel. Our Manager also benefits from Starwood Capital Group’s asset management, portfolio management and finance functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies, in connection with the performance of our Manager’s duties.

On January 31, 2014, our Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes. The Waypoint platform was developed by members of the Waypoint executive team, who became members of our Manager’s executive team on January 31, 2014. The Waypoint executive team began operating homes in January 2009 to take advantage of an opportunity to bring institutional practices to a highly fragmented real estate asset class and, since that time, have actively developed a highly scalable operating platform for home rentals, referred to as Compass. In addition to the executive team, all the employees of the Waypoint Manager became employees of our Manager as of that date. These employees provide our Manager with in-house operations associated with every stage of the life cycle of a home. We did not acquire the Waypoint Manager or the Waypoint Legacy Funds or the assets of the Waypoint Legacy Funds. See “—Our Portfolio” for a description of the purchase of homes from Waypoint Fund XI, LLC.

Our Manager maintains 13 regional offices and 6 resident service centers. The regional offices house our Manager’s regional officers, local acquisitions and construction teams, and, if applicable, our Manager’s local marketing and leasing, property management and repairs and maintenance teams. The resident service centers serve as localized customer-facing offices that help to ensure resident satisfaction and retention, as well as to integrate all local operations. Our Manager expects to continue opening additional resident service centers as we scale in our target markets.

Our Manager and Starwood Capital Group have agreed that neither they nor any entity controlled by Starwood Capital Group (including Starwood Property Trust) will sponsor or manage any U.S. publicly traded entity (other than us) that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans for so long as the Management Agreement is in effect and our Manager and Starwood Capital Group are under common control.

The Waypoint Manager has agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire distressed and non-performing single-family residential mortgage loans, subject to certain limited exceptions.

Proprietary Technology

We believe that achieving consistent operational excellence is crucial to the success of acquiring, renovating, leasing and managing a geographically dispersed portfolio of homes and acquiring distressed and non-performing residential mortgage loans. The backbone of our Manager’s operations is formed by a proprietary technology system, which we refer to as Compass, that has been continually refined and enhanced. The executive team specifically designed Compass to be intuitive to employees across all functional areas. Compass is built on a cloud-based operating platform powered by leading technology companies, including Salesforce.com and Google, which provides our Manager with the ability to quickly achieve scalability, security and redundancy in a cost-effective manner.

Compass enables our Manager to have real-time oversight of all parts of our business, while maintaining the flexibility to evolve quickly as our business grows and additional functionality is needed. Managers, field personnel and technologists work together to continually define and automate business processes based on the latest data-driven analyses as well as to upgrade existing features and generate new applications.

Our Portfolio

As of December 31, 2013, our portfolio consisted of 7,185 owned homes and homes underlying distressed and non-performing residential mortgage loans, including (1) 5,471 homes with an aggregate investment, inclusive of acquisition and actual and budgeted upfront renovation costs of approximately $749.4 million and (2) distressed and non-performing residential mortgage loans with an unpaid principal balance (“UPB”) of $447.3 million and a total cost basis of $215.0 million that are secured by first liens on 1,714 homes. As of December 31, 2013, which was prior to the Separation and the acquisition of the Waypoint platform, the 2,814 homes we owned for more than 180 days were approximately 65.1% leased, which excludes 80 homes listed for sale.

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC for approximately $144.0 million in cash.

As of December 31, 2013, the 1,998 homes that were rent ready for more than 90 days were approximately 93.6% leased. We define a “rent ready home” or “rent ready” as a home that has both completed renovations and been deemed, pursuant to an inspection from one of our agents, to be in a condition to be rented. Our policy is to have the agent perform this inspection promptly after the renovations have been completed.

The following table provides a summary of our portfolio of single-family homes as of December 31, 2013:

Metropolitan Statistical Area (“MSA”)	Number of Homes(1)	Percent Leased	Average Price Per Home	Average Investment Per Home(2)	Aggregate Investment (in millions)	Average Home Size (Square feet)	Weighted Average Age (Years)
Miami-Fort Lauderdale-Pompano Beach, FL	1,381	45.8%	$128,202	$150,328	$207.6	1,605	43
Atlanta-Sandy Springs-Marietta, GA	1,163	32.5%	$89,970	$105,928	123.2	1,870	19
Houston-Sugar Land-Baytown, TX	802	64.0%	$123,848	$132,726	106.4	2,039	28
Tampa-St. Petersburg-Clearwater, FL	478	41.6%	$95,664	$112,297	53.7	1,433	42
Dallas-Fort Worth-Arlington, TX	446	71.3%	$117,585	$133,039	59.3	1,931	20
Orlando-Kissimmee-Sanford, FL	191	40.8%	$123,890	$138,768	26.5	1,741	34
Chicago-Naperville-Joliet, IL-IN-WI	178	14.6%	$109,479	$139,348	24.8	1,579	40
Denver-Aurora, CO	160	50.0%	$171,121	$187,816	30.1	1,408	28
Phoenix-Mesa-Glendale, AZ	109	31.2%	$137,316	$155,548	17.0	1,556	37
Riverside-San Bernardino-Ontario, CA	94	30.9%	$194,852	$213,121	20.0	1,700	29
Cape Coral-Fort Myers, FL	79	46.8%	$106,538	$112,812	8.9	1,324	15
Vallejo-Fairfield, CA	80	72.5%	$177,878	$198,379	15.9	1,471	40
Las Vegas-Paradise NV	31	29.0%	$143,201	$157,888	4.9	1,830	29
North Port-Brandenton-Sarasota, FL	24	33.3%	$145,161	$165,522	4.0	1,717	34
San Francisco-Oakland-Fremont, CA	24	66.7%	$191,925	$215,306	5.2	1,538	41
All other	85	50.6%	$100,877	$116,260	9.9	1,756	20

Total / Average	5,325	46.2%	$117,813	$134,877	$717.4	1,739	31

(1)	Excludes 146 homes that were acquired through Prime Asset Fund VI, LLC (“Prime”) that are designated as non-rentals.
(2)	Includes acquisition costs and actual and budgeted upfront renovation costs. Actual renovation costs may exceed budgeted renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs.

The following table provides a summary of our leasing as of December 31, 2013:

	Total Number of Homes(1)	Homes 90 Days Past Initial Rent Ready			Homes Owned 180 Days or Longer
MSA		Number of Homes past initial Rent Ready	Percent of Initial Ready Homes that Are Leased	Avg. Monthly Rent per Leased Home(2)	Number of Homes	Percent Leased	Avg. Monthly Rent per Leased Home(3)
Miami-Fort Lauderdale-Pompano Beach, FL	1,381	551	96.7%	$1,512	1,105	54.8%	$1,522
Atlanta-Sandy Springs-Marietta, GA	1,163	263	78.7%	1,078	221	67.0%	1,082
Houston-Sugar Land-Baytown, TX	802	495	98.2%	1,423	631	72.1%	1,424
Tampa-St. Petersburg-Clearwater, FL	478	127	82.7%	1,199	208	53.4%	1,186
Dallas-Fort Worth-Arlington, TX	446	273	98.2%	1,314	309	88.7%	1,313
Orlando-Kissimmee-Sanford, FL	191	50	86.0%	1,250	88	55.7%	1,251
Chicago-Naperville-Joliet, IL-IN-WI	178	16	75.0%	1,315	18	55.6%	1,263
Denver-Aurora, CO	160	39	100.0%	1,702	40	92.5%	1,724
Phoenix-Mesa-Glendale, AZ	109	10	100.0%	1,256	3	100.0%	1,250
Riverside-San Bernardino-Ontario, CA	94	15	80.0%	1,520	4	100.0%	1,574
Cape Coral-Fort Myers, FL	79	47	97.9%	815	78	47.4%	827
Vallejo-Fairfield, CA	80	47	100.0%	1,540	47	95.7%	1,538
Las Vegas-Paradise NV	31	3	66.7%	1,125	1	100.0%	1,300
North Port-Brandenton-Sarasota, FL	24	5	100.0%	1,692	—	0.0%	—
San Francisco-Oakland-Fremont, CA	24	16	100.0%	1,623	15	86.7%	1,593
All other	85	41	95.1%	1,212	46	84.8%	1,208

Total / Average	5,325	1,998	93.6%	$1,369	2,814	65.1%	$1,386

(1)	Excludes 146 homes that were acquired through Prime that are designated as non-rentals.
(2)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and credits (“Waypoints”). To date, rent concessions and Waypoints have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions and Waypoints or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table summarizes our non-performing loans portfolio as of December 31, 2013:

	Total Loans							Rental Pool Assets(2)
Region	Loan Count	Total Purchase Price (in millions)	Total UPB (in millions)	Total BPO (in millions)	Weighted Average LTV(1)	Purchase Price as a percentage of UPB	Purchase Price as a percentage of BPO	Loan Count	Percent of Total Loans Per Location
South Atlantic	939	$116.8	$237.6	$178.5	158.2%	49.2%	65.4%	369	80.4%
Middle Atlantic	315	42.6	98.7	84.0	131.3%	43.2%	50.7%	—	—%
Pacific	119	24.5	45.7	38.8	141.1%	53.6%	63.1%	29	6.3%
East North Central	121	11.2	25.5	19.9	173.3%	43.9%	56.3%	37	8.1%
New England	60	6.6	13.2	10.7	131.8%	50.0%	61.7%	—	—%
West South Central	57	5.6	9.1	8.1	121.0%	61.5%	69.1%	16	3.5%
East South Central	51	4.4	7.1	6.9	114.7%	63.4%	65.2%	—	—%
Mountain	34	3.9	7.8	6.1	140.4%	50.0%	63.9%	8	1.7%
West North Central	18	1.6	2.6	2.4	117.9%	61.5%	66.7%	—	—%

Total / Average	1,714	$217.2	$447.3	$355.4	147.4%	48.6%	61.1%	459	100.0%

(1)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state as of the respective acquisition dates.
(2)	See “—Prime Joint Venture” for the definition of Rental Pool Assets.

Our Business Strategy

Home Acquisition

We acquire single-family homes in our target markets through a variety of acquisition channels, including foreclosure auctions, online auctions, brokers, multiple listing services, short sales and bulk purchases from institutions or investor groups. We use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We continue to seek expansion of our acquisition channels. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings or the issuance of common units in our operating partnership.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. A significant portion of our initial home portfolio is located in Florida, Georgia and Texas, although we have made, and/or intend to pursue, acquisitions in other states as well, including Arizona, California, Colorado and Illinois. We identify and pursue individual home acquisition opportunities through a number of sources, including our Manager’s strategic exclusive relationships with regional and local partners in our target markets, as well as MLS listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

Currently, we own properties in the markets illustrated below:

Our Manager will continue to build our high-quality, diversified portfolio of homes. In doing so, our Manager generally focuses on acquiring homes meeting targeted return objectives with the following characteristics: (1) three or more bedrooms; (2) two or more bathrooms; (3) desirable locations; and (4) underwritten price range of $75,000 to $350,000. We expect that certain homes our Manager will purchase will be outside of these parameters, and these parameters may be revised by us from time to time.

The members of our Manager’s executive team have extensive experience buying, renovating, leasing and managing homes of diverse vintages. While many of our competitors focus primarily on newer homes, our Manager’s executive team members have had success buying and renovating both newer and older homes, with the latter often benefiting from higher quality construction, better proximity to employment and transportation and superior school districts. Many of these more established neighborhoods were developed first for a reason: they are in desirable locations. The experience of our Manager’s executive team members has demonstrated that it is generally not the age of the house that most influences long-term maintenance costs. Rather, such costs are often more impacted by the condition and remaining useful life of the building systems (such as electrical, heating, ventilation and air conditioning (“HVAC”), roofing and plumbing systems). Our Manager has found that when these systems are addressed comprehensively during the initial renovation, the result can be an attractive, well located home in an established neighborhood that can be very desirable for families, creating strong leasing demand.

Acquisition of Distressed and Non-Performing Residential Mortgage Loans

We seek to acquire portfolios of distressed and non-performing residential mortgage loans. The quantity of distressed and non-performing residential mortgage loans remains substantial as a result of a backlog in the foreclosure process. We believe this dynamic results in opportunities to purchase large pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO. Upon our acquisition of these loans, we may seek to (1) convert the loans into homes that can then either be contributed to our rental portfolio or sold or (2) modify and hold or sell the loans at higher prices if circumstances warrant. Although acquiring homes through the foreclosure or other resolution process of loans may involve more effort and risk than acquiring homes directly, we believe that we will be compensated for such effort and risk through a lower cost basis for homes acquired in this manner.

We expect to utilize and develop strategic relationships to assist us in identifying and foreclosing on or disposing of distressed and non-performing residential mortgage loans. We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of distressed and non-performing residential mortgage loans. We own a greater than 99% interest in the joint venture, which holds all of our distressed and non-performing residential mortgage loans. Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in the Waypoint platform), identifies potential distressed and non-performing residential mortgage loan acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. To the extent the joint venture holds any homes (either as the result of the joint venture’s conversion of distressed and non-performing residential mortgage loans to homes or the joint venture’s acquisition of homes) that we, in our sole and absolute discretion, have determined not to sell through the joint venture, we are permitted to direct, and intend to direct, the joint venture to transfer such homes to us. Our distressed and non-performing residential mortgage loans are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers.

Acquisition Sourcing and Property Management Arrangements

Our Manager utilizes its employees to assist us in identifying individual home acquisition opportunities within our target parameters in our target markets. Our Manager also uses strategic relationships with regional and local partners to source acquisitions on a limited basis. Our Manager utilizes its employees to perform property management, renovation and leasing services in our target markets. In certain markets where we do not own a large number of homes, our Manager utilizes strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. Our Manager compensates our regional and local partners and property management companies directly based on negotiated market rates, and such compensation constitutes a reimbursable expense under the Management Agreement.

Home Renovation

Most homes we acquire require some level of renovation before they are in “rent ready” condition. Our Manager’s in-house construction team is directly responsible for the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. Our Manager’s construction managers are responsible for managing the day-to-day operations of our home renovation process. At least one construction manager is assigned to each region in which our Manager operates and, depending on the volume of work in the region, may receive additional in-house support from our Manager’s construction administration personnel. This in-house team manages a network of over 100 independent general and specialty contractors located in the various markets.

Compass plays a critical role in the home renovation process. Independent general contractors with which our Manager has relationships have restricted access to Compass in order to review scope of work requests, submit bids and receive bid awards. Our Manager typically receives multiple bids on each scope of work it posts, which helps ensure competitive pricing. Our Manager also uses Compass to help develop cost estimates by drawing on its database of historical material and labor costs in each of our target markets. Further, Compass allows for real-time management reporting of costs, renovation time, quality, deliveries and general contractor performance.

While minimizing costs is an essential component of our renovation strategy, we believe that making informed and necessary up-front renovations not only attracts quality residents and enhances rental rates but also reduces future maintenance expense and generally increases the long-term value of a home. The members of our Manager’s executive team have developed proprietary policies and procedures to guide employees to make good value judgments during the renovation process.

•	Improvement guidelines. Our Manager’s improvement guidelines detail the criteria for scoping a home for renovation. These guidelines cover over 28 topics, including landscaping, painting, plumbing, electricity, roofing, HVAC and appliances. These guidelines help our Manager focus on making strategic improvements and ensuring that our homes are both functionally sound and aesthetically appealing.

•	200+ item improvement plan. Our Manager’s improvement plan uses an automated template scope of work that is based on the improvement guidelines and touches on over 200 items in every home. This improvement plan helps our Manager’s construction teams develop a comprehensive scope of work, which allows our Manager to establish a detailed cost estimate for renovations.

•	Stress tests and quality control inspection. Our Manager performs stress tests and quality control inspections at the end of the renovation process in order to confirm that all systems in the home are operating properly and that the home is in “rent ready” condition.

Our Manager has contractual relationships with some of its most important vendors, including Home Depot, Sherwin Williams, Mohawk Carpets, Kwikset and RotoRooter, among others, to obtain favorable pricing terms and to achieve consistency in the quality and availability of the products it uses. We receive rebates from some of these vendors when our Manager or its contractors purchase products from them for our projects.

We expect the majority of the costs required to renovate a home to our Manager’s standards will be spent on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. Our Manager also makes targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, which we believe will increase resident satisfaction and lower future repair and maintenance costs.

Marketing and Leasing

Our Manager utilizes a fully integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. Our Manager’s marketing teams actively source leads through various channels, including yard signs, third-party websites (craigslist.com, trulia.com, hotpads.com, zillow.com, rentals.com), MLS, e-mail marketing, social media and more traditional, geographically-targeted print campaigns, including direct mail in established regions and classified advertising in Spanish-language print. In addition, our Manager showcases our available homes on the website, www.waypointhomes.com, which is integrated with Compass to ensure that available homes are marketed from the moment they are “rent ready.” Each visit to the website deepens our Manager’s knowledge of prospective residents’ preferences, allowing it to adapt its targeted messaging at each stage of the decision process to more fully engage potential leads. Our Manager’s marketing team focuses on improving lead volume and quality, and continually monitors and analyzes lead volume and quality from each marketing channel relative to actual leasing opportunities and conversions.

Leads are funneled to our Manager’s internal leasing teams who work to qualify the leads and identify potential residents. Our Manager’s lead scoring system is used to efficiently cultivate, prioritize and qualify leads. Our Manager maintains a virtual call center with 24 x 7 coverage nationwide within the U.S. The internal leasing team is the first point of contact with prospective residents, placing calls to leads who have inquired about homes through one or more marketing channels and answering incoming calls. The internal leasing teams focus on understanding a prospective resident’s interests and needs, and demonstrate the features and benefits of our differentiated product and service offerings.

Home Services

We believe that home maintenance is essential not only to protecting our homes but also to ensuring resident satisfaction and retention. Our Manager’s repairs and maintenance program leverages Compass and our Manager’s in-house team of experienced and knowledgeable industry personnel to effectively deliver a high level of service not typically seen in the home management industry.

Our residents have the option to submit home maintenance requests in one of three ways—by phone, online through a designated resident portal (“Waypoint Navigator”) or in person at one of our Manager’s regional offices or resident service centers. Upon submitting a home maintenance request, the resident receives a confirmation date with one of our Manager’s dedicated maintenance personnel. Although uncommon, if our Manager does not have the in-house capability to resolve a maintenance problem, our Manager dispatches a scope of work description with a pre-determined pricing structure to our Manager’s pre-approved list of independent general contractors, who will then schedule an appointment with the resident.

We are focused on ensuring that the maintenance concerns of our residents are resolved quickly and efficiently. Compass is utilized to manage our residents’ maintenance requests and to track their path to resolution. Compass is also used to schedule and route our repair and maintenance specialist every day, ensuring that their daily drive time is minimized and that they are servicing the greatest possible number of residents. In addition, Waypoint Navigator, which is supported by Compass, allows our residents to schedule and confirm their own appointments with home services specialists and track their maintenance requests.

Our Manager’s employees include experienced and knowledgeable industry personnel across a variety of trades, who are trained to assess maintenance problems, draft scopes of work, estimate costs and negotiate pricing with vendors. Our Manager also trains its employees in customer service skills so that they are equipped to interface with our residents directly. By having an in-house maintenance and repairs team, our Manager is better able to control the scope of work as well as costs.

Our Financing Strategy

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets and to increase our potential return on shareholder equity. In determining to use leverage, our Manager assesses a variety of factors, including the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing if available from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity.

On February 5, 2014, we entered into a $500.0 million secured revolving credit facility with Citibank, N.A. The credit facility has a three-year term and is scheduled to mature on February 3, 2017, subject to a one-year extension option that would extend the maturity date to February 5, 2018. The credit facility has a variable interest rate of LIBOR plus a spread which will equal 3.00% during the first three years and then 4.00% during any extended term, subject to a default rate of an additional 5.00% on amounts not paid when due. The borrower under the credit facility is Starwood Waypoint Borrower, LLC (the “Borrower”), a special purpose entity specifically created for purposes of the facility and which is the indirect owner of substantially all of our single-family homes. The facility is secured by all of the assets of the Borrower and its subsidiaries and also by a pledge of the Borrower’s equity. Availability under the facility is limited by a percentage formula against the lower of the Borrower’s acquisition cost of a home or its value as established by an independent BPO. The credit facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations and other conditions for facilities of this type, including requirements for cash reserves and restriction on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of the business, investments and capital expenditures. In connection with the credit facility, our operating partnership has provided Citibank, N.A. with a limited recourse guaranty agreement pursuant to which the operation partnership agreed to indemnify the lender against specified losses due to fraud, misrepresentations, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants, as well as guaranty the entire amount of the facility in the event that the Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being consolidated with any other entity that is subject to a bankruptcy proceeding.

On March 11, 2014, we, as guarantor, PrimeStar Fund I, L.P. (“PrimeStar LP”), a limited partnership in which we own, indirectly, the majority of the general partnership and limited partnership interests, and Wilmington Savings Fund Society, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (“PrimeStar Trust”), a trust in which we own, indirectly, the majority of beneficial trust interests, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The repurchase agreement will be used to finance the acquisition of pools or groups of mortgage loans secured by residential real property and related residential real property by us and our wholly-owned subsidiaries. The repurchase agreement and the ancillary transaction documents provide maximum financings of up to $350.0 million. Advances under the repurchase agreement accrue interest at a per annum pricing rate based on 30-day LIBOR (or a conduit costs of funds rate if a buyer-sponsored conduit is utilized) plus a spread of 3.00%. During the existence of an Event of Default (as defined in the repurchase agreement), interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional spread of 3.00%. The initial maturity date of the facility is September 11, 2015, subject to a one-year extension option, which may be exercised by PrimeStar LP upon the satisfaction of certain conditions set forth in the repurchase agreement and ancillary transaction documents. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants including the following financial covenants applicable to us: (i) our adjusted tangible net worth shall not (A) decline by 35% or more during a calendar year, (B) decline by 25% or more during any calendar quarter, (C) decline by more than 50% of our highest adjusted tangible net worth from and after the date of the repurchase agreement or (D) be less than $400.0 million (exclusive of our interest in mortgage loans and residential real properties pledged under the facility); (ii) our ratio of total indebtedness to adjusted tangible net worth shall not be greater than 3.0 to 1.0; and (iii) our cash liquidity shall not be less than the greater of (A) $30.0 million and (B) 10% of our total indebtedness.

Our secured and unsecured aggregate borrowings are intended by us to be reasonable in relation to our net assets and are reviewed by our board of trustees at least quarterly. In determining whether our borrowings are reasonable in relation to our net assets, our board of trustees considers many factors, including, without limitation, the lending standards of government sponsored enterprises, such as Fannie Mae, Freddie Mac and other companies for loans in connection with the financing of residential assets, the leverage ratios of publicly traded and non-traded REITs with similar investment strategies, cash flow coverage, whether we have positive leverage (i.e., capitalization rates of our residential assets that exceed the interest rates on the related borrowings) and general market and economic conditions. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate.

Prime Joint Venture

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of distressed and non-performing residential mortgage loans. We own a greater than 99% interest in the joint venture, which owns all of our distressed and non-performing residential mortgage loans. We and Prime formed the joint venture for the purposes of: (1) acquiring pools or groups of distressed and non-performing residential mortgage loans and homes either (A) from the sellers who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) through foreclosure, deed-in-lieu of foreclosure or other similar process; (2) converting distressed and non-performing residential mortgage loans to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. Prime has contributed less than 1% of the cash equity to the joint venture, or the Prime Percentage Interest, and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in the Waypoint platform), identifies potential distressed and non-performing residential mortgage loan acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Our distressed and non-performing residential mortgage loans are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate distressed and non-performing residential mortgage loans and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all distressed and non-performing residential mortgage loans and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns a fee from us equal to 3% of the value (as determined pursuant to the joint venture agreement) of the distressed and non-performing residential mortgage loans and homes we designate as Rental Pool Assets and that are transferred to us.

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, the joint venture pays Prime a monthly asset management fee equal to 0.167% of the aggregate net asset cost to the joint venture of the then existing Non-Rental Pool Assets. Prime’s portion of all cash flow or income distributions from the joint venture with respect to Non-Rental Pool Assets is equal to: (1) Prime’s Percentage Interest until we and Prime realize through distributions a 10% internal rate of return (“IRR”) (as defined in the joint venture agreement); (2) 20% of any remaining distributable funds until we and Prime realize through distributions a cumulative 20% IRR; and (3) 30% of any remaining distributable funds. All other funds distributed by the joint venture with respect to Non-Rental Pool Assets are distributed to us.

Investment Advisory Agreement

Our Manager, acting on our behalf, has entered into an investment advisory agreement with Starwood Capital Group Management, L.L.C., which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “1940 Act”). Pursuant to this agreement, through our Manager, we are provided with access to, among other things, Starwood Capital Group Management, L.L.C.’s investment advice regarding securities investments and Starwood Capital Group’s portfolio management, asset valuation, risk management and asset management services, as well as administration services addressing legal, compliance, investor relations and information technologies necessary for our operations, in exchange for a fee representing the Manager’s allocable cost for these services. All securities investment management services and advice with respect to our portfolio are made by the registered investment adviser, Starwood Capital Group Management, L.L.C. Our Manager does not provide any investment management services or investment advice to us with respect to securities. The fee paid by our Manager pursuant to this agreement does not constitute a reimbursable expense under the Management Agreement.

Investment Guidelines

Our board of trustees has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	investments shall be made in single-family rental homes and distressed and non-performing single-family residential loans;

•	until appropriate investments can be identified, we may invest the proceeds of offerings of our equity or debt securities in interest-bearing short-term investments that are consistent with our intention to qualify as a REIT;

•	any new target MSA or the entry into any joint venture relationship requires the approval of our Manager’s investment committee;

•	any investment or series of related investments by us in excess of $10.0 million and any transaction involving distressed or non-performing loans requires the approval of our Manager’s investment committee;

•	any investment or series of related investments by us in excess of $35.0 million (or, if greater, 5% of our average market capitalization over the preceding fiscal quarter) requires the approval of our board of trustees; and

•	any purchase by a non-approved joint venture partner requires approval of our Manager’s investment committee.

These investment guidelines may be changed from time to time by our board of trustees without the approval of our shareholders. If our board of trustees changes any of our investment guidelines, we will disclose such changes in our next required periodic report. In addition, both our Manager and our board of trustees must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our homes even if we no longer own such homes. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Competition

In acquiring our homes and distressed and non-performing residential mortgage loans, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, single-family home rental companies and other entities. Many of our competitors are larger and have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and distressed and non-performing residential mortgage loans that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows.

In the face of this competition, our Manager’s professionals and their industry expertise provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

REIT Qualification

We intend to elect to qualify as a REIT commencing with our taxable year ending on December 31, 2014. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986 (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property, and any income or gain derived through our TRSs will be subject to U.S. federal corporate income taxes.

Legal Proceedings

Neither we nor, to our knowledge, our Manager is currently subject to any legal proceedings which we or our Manager consider to be material.

Employees

We are dependent on our Manager for our day-to-day management and do not have any independent officers or employees. All of our officers are also executives of our Manager.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions provide that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and instead provide a reduced level of disclosure concerning executive compensation, and be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

We will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”);

•	the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

Information Available at the Securities and Exchange Commission (the “SEC”)

Copies of any materials that we have filed with the SEC can be viewed at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operations of the Public Reference Room can be obtained from the SEC by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at http://www.sec.gov.

Information Available on Our Website

Our website address is www.starwoodwaypoint.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the audit, compensation, nominating and corporate governance and investment committees of the board of trustees and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officers and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

We intend to post on our website any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics or Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our Co-Chief Executive Officers, Chief Financial Officer and Chief Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act.

We have included as exhibits to this report the Sarbanes-Oxley Act of 2002 Section 302 certifications of our Chief Executive Officers and Chief Financial Officer regarding the quality of our public disclosure.

Information regarding our revenue, profit and losses and assets is set forth under Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to Our Business, Properties and Growth Strategies

We are employing a new and untested business model with no proven track record, which may make our business difficult to evaluate.

Until very recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property management companies. Our investment strategy involves purchasing a large number of homes and distressed and non-performing residential mortgage loans and leasing homes to suitable residents. No peer companies exist with an established track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may materially and adversely affect us and cause the value of our common shares to decline. We can provide no assurance that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of generating attractive risk-adjusted returns for our shareholders.

We are a recently organized company with a very limited operating history, and we may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our shareholders.

We were organized in May 2012 and have a very limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and business and growth strategies as described in this Annual Report on Form 10-K. The members of our Manager’s executive team only began managing the particular assets in our portfolio upon the completion of the Separation on January 31, 2014. In addition, our Manager significantly changed the way our operations are managed upon the completion of the acquisition of the Waypoint platform on January 31, 2014. As a result, an investment in our common shares may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our shareholders, and you could lose all or a portion of the value of your ownership in our common shares. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to contain renovation, maintenance, marketing and other operating costs for our homes;

•	our ability to maintain high occupancy rates and target rent levels;

•	our ability to compete with other investors entering the single-family sector;

•	costs that are beyond our control, including title litigation, litigation with residents or resident organizations, legal compliance, real estate taxes, homeowners’ association (“HOA”), fees and insurance;

•	judicial and regulatory developments affecting landlord-resident relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•	judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;

•	reversal of population, employment or homeownership trends in target markets;

•	interest rate levels and volatility, such as the accessibility of short-and long-term financing on desirable terms; and

•	economic conditions in our target markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy generally.

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of homes and distressed and non-performing residential mortgage loans that we acquire may decline substantially after we purchase them.

We intend to continue to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could adversely impact anticipated yields.

Our long-term growth depends on the availability of acquisition opportunities within our target parameters in our target markets at attractive pricing levels. We believe various factors and market conditions have made single-family assets available for purchase at prices that are below replacement costs. We expect that in the future housing prices will stabilize and return to more normalized levels and therefore future acquisitions may be more costly. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

•	improvements in the overall economy and job market;

•	a resumption of consumer lending activity and greater availability of consumer credit;

•	improvements in the pricing and terms of mortgage-backed securities;

•	the emergence of increased competition for single-family assets from private investors and

•	entities with similar investment objectives to ours; and

•	tax or other government incentives that encourage homeownership.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We plan to continue acquiring homes and distressed and non-performing residential mortgage loans as long as we believe such assets offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities, and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced, and the value of our common shares may decline.

We will rely on Prime with respect to our distressed and non-performing residential mortgage loan acquisitions, and, if our relationship with Prime is terminated, we may not be able to replace Prime on favorable terms in a timely manner, or at all.

Prime, in accordance with our instructions (which, is based in part on the use of certain analytic tools included in the Waypoint platform), identifies potential distressed and non-performing residential mortgage loan acquisitions for our joint venture with Prime and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Maintaining our relationship with Prime will be critical for us to effectively run our business. Our Manager may not be successful in maintaining our relationship with Prime. If our partnership with Prime terminates and our Manager is unable to obtain a replacement, or if Prime fails to provide quality services with respect to our distressed and non-performing residential mortgage loans, our ability to acquire, resolve or dispose of our distressed and non-performing residential mortgage loans would be adversely affected, which would have a material adverse effect on us and cause the value of our common shares to decline.

Our investments are and will continue to be concentrated in our target markets and in the single-family homes sector of the real estate industry, which exposes us to downturns in our target markets or in the single family homes sector.

Our investments in homes and distressed and non-performing residential mortgage loans are and will continue to be concentrated in our target markets and in the single-family homes sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our target markets may have a greater impact on the value of our homes and distressed and non-performing residential mortgage loans or our operating results than if we had more fully diversified our investments. While we have limited experience in this sector, we believe that there may be some seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our target markets. A significant portion of our portfolio is located in Florida, Georgia and Texas, although we intend to pursue attractive acquisition opportunities in other states as well, including Arizona, California, Colorado and Illinois. We base a substantial part of our business plan on our belief that homes and distressed and non-performing residential mortgage loans values and operating fundamentals for homes in these markets will improve significantly over the next several years. However, each of these markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent homes and distressed and non-performing residential mortgage loans values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets persists or if we fail to accurately predict the timing of economic improvement in these markets, the value of our homes and distressed and non-performing residential mortgage loans could decline and our ability to execute our business plan may be adversely affected, which could adversely affect us and cause the value of our common shares to decline.

Competition in identifying and acquiring homes and distressed and non-performing residential mortgage loans could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.

Our profitability will depend, to a large extent, on our ability to acquire homes on an individual basis and/or in portfolios and distressed and non-performing residential mortgage loans at attractive prices that we can successfully convert into rental homes. Traditionally, foreclosed homes and loans in respect of homes in pre-foreclosure were sold individually to private home buyers and small scale investors. The entry into this market of large, well-capitalized institutional investors, including us, is a relatively recent trend, which we expect to intensify in the near future. Several other REITs and private funds have recently deployed, or are expected to deploy, significant amounts of capital to the acquisition of homes and may have investment objectives that overlap with ours. In acquiring our homes and distressed and non-performing residential mortgage loans, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, single-family home rental companies and other entities. Many of our competitors are larger and have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and distressed and non-performing residential mortgage loans that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objective or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common shares to decline.

We face significant competition in the leasing market for quality residents, which may limit our ability to rent our homes on favorable terms or at all.

Our homes face substantial competition for suitable residents. Competing homes may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do and/or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rents than we might offer at our homes. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. We could also be adversely affected by any overbuilding or high vacancy rates of homes in markets where we acquire homes, which could result in an excess supply of homes and reduce occupancy and rental rates. In addition, if improvements in the economy and housing market permit would-be buyers, who had turned to the rental market, to acquire homes, we may experience increased difficulty in locating a sufficient number of suitable residents to lease our homes. No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

The large supply of homes becoming available for purchase as a result of the heavy volume of foreclosures, combined with low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential residents.

The large supply of foreclosed homes, along with low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.

The supply of distressed and non-performing residential mortgage loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for distressed and non-performing residential mortgage loans may increase, which could materially and adversely affect us.

As a result of the economic crisis in 2008, there has been an increase in supply of distressed and non-performing residential mortgage loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into distressed or non-performing status on their residential mortgage loans. In addition, the prices at which distressed and non-performing residential mortgage loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of distressed and non-performing residential mortgage loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of distressed and non-performing residential mortgage loans that we may acquire may decline over time, and such decline could materially and adversely affect us.

Mortgage loan modification programs and future legislative action may adversely affect the number of available homes and distressed and non-performing residential mortgage loans that meet our investment criteria.

The U.S. government, through the Federal Reserve, the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures and may decrease the supply of homes and distressed and non-performing residential mortgage loans that meet our investment criteria. The pace of residential foreclosures is subject to numerous factors. Recently, there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions also have been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012. As part of this approximately $25.0 billion settlement, a portion of the settlement funds will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations.

It is expected that the settlement will help many homeowners to avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies that were not among the five included in the initial $25.0 billion settlement will agree to similar settlements that will further reduce the supply of homes in the process of foreclosure or distressed and non-performing residential mortgage loans.

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect real estate owned inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and states generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. The increase in the number of foreclosures since 2007 has led legislatures in many states to consider modifications to foreclosure laws to restrict and reduce foreclosures. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. Further, foreclosed owners and their legal representatives, including some prominent and well-financed law firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed homes and distressed and non-performing residential mortgage loans available to us for purchase and may call into question the validity of our title to homes acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a home purchased by us, an increase in litigation and property maintenance costs incurred with respect to homes obtained through foreclosure, or delays in stabilizing and leasing such homes promptly after acquisition.

Compliance with governmental laws, regulations and covenants that are applicable to our homes may adversely affect our business and growth strategies.

Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, may restrict our use of our homes and may require us to obtain approval from local officials or community standards organizations at any time with respect to our homes, including prior to acquiring any of our homes or when undertaking renovations of any of our existing homes. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common shares to decline.

Distressed and non-performing residential mortgage loans may have a particularly high risk of loss, and we cannot assure you that we will be able to generate attractive risk-adjusted returns.

In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If we are not able to convert these loans into homes, dispose of these loans or address the issues concerning these loans or if we are unable to do so without significant expense, we may incur significant losses. There are no limits on the percentage of distressed and non-performing residential mortgage loans we may hold. Any loss we incur may be significant and could have a material adverse effect on us and cause the value of our common shares to decline.

Our profitability with respect to distressed and non-performing residential mortgage loans will often depend on our ability to rapidly convert these loans into income generating homes through the foreclosure process, which can be an expensive and lengthy process.

In addition, certain distressed and non-performing residential mortgage loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated; the recourse to the selling institution and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on homes operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies) and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on us.

If we find it necessary to liquidate distressed and non-performing residential mortgage loans for any reason, we may experience losses upon the sale of these investments. We cannot predict whether we will be able to sell the loans for the prices or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find willing purchasers and to close the sale of loans. If we are unable to sell loans when we determine to do so or if we are prohibited from doing so, we could be materially and adversely affected.

The acquisition of homes or distressed and non-performing residential mortgage loans may be costly and unsuccessful, and, when acquiring portfolios of homes or distressed and non-performing residential mortgage loans, we may acquire some assets that we would not otherwise purchase.

Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. When acquiring homes on an individual basis through foreclosure sales or other transactions, these acquisitions of homes may be costly and may be less efficient than acquisitions of portfolios of homes. Alternatively, portfolio acquisitions are more complex than single-home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes or distressed and non-performing residential mortgage loans as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes or distressed and non-performing residential mortgage loans be purchased as a package even though we may not want to purchase certain individual assets in the portfolio.

If we acquire a portfolio of leased homes, to the extent the management and leasing of such homes has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain assets purchased in bulk portfolios do not fit our target investment criteria, we may decide to sell these assets, which could take an extended period of time and may not result in a sale at an attractive price.

Our evaluation of homes and distressed and non-performing residential mortgage loans involves a number of assumptions that may prove inaccurate, which could result in us paying too much for any such assets we acquire or overvaluing such assets or such assets failing to perform as we expect.

In determining whether particular homes and distressed and non-performing residential mortgage loans meet our investment criteria, we make a number of assumptions, including, in the case of homes, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for homes or distressed and non-performing residential mortgage loans we acquire or overvalue such assets, or our homes and distressed and non-performing residential mortgage loans may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer homes or distressed and non-performing residential mortgage loans qualifying under our investment criteria, including assumptions related to our ability to lease homes or foreclose on distressed and non-performing residential mortgage loans we have purchased. Reductions in the supply of homes or distressed and non-performing residential mortgage loans that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the homes that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire homes that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such homes is fundamental to our success. In addition, the recent market and regulatory environments relating to homes have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the time period between the acquisition of, and the leasing of, a home. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect us.

Purchasing homes through the foreclosure auction process will subject us to significant risks that could adversely affect us.

Our business plan involves acquiring homes through the foreclosure auction process simultaneously in a number of markets, which involves monthly foreclosure auctions on the same day of the month in certain markets. As a result, we are only able to visually inspect properties from the street and must purchase these homes without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming.

Further, when acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring homes outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing or underwriting or purchasing the wrong residence. The policies, procedures and practices we implement to assess the state of title and leasing restrictions prior to purchase may not be effective, which could lead to a material if not complete loss on our investment in such homes. For homes we acquire through the foreclosure auction process, we do not obtain title commitments prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such homes that may materially and adversely affect the values of the homes or call into question the validity of our title to such homes. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the home we acquired, we risk loss of the home purchased. Any of these risks could materially and adversely affect us.

Homes that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, deterioration or other damage that could require extensive renovation prior to renting and adversely impact operating results.

When a home is put into foreclosure due to a default by the homeowner on its mortgage obligations or the value of the home is substantially below the outstanding principal balance on the mortgage and the homeowner decides to seek a short sale, the homeowner may abandon the home or cease to maintain the home as rigorously as the homeowner normally would. Neglected and vacant homes are subject to increased risks of theft, mold, infestation, vandalism, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of homes in bulk sales and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such homes in a cost efficient manner or at all, which would adversely impact our operating results.

We may not be permitted to perform on-site inspections of homes in a bulk portfolio sale until we acquire such assets, and we may face unanticipated costly repairs at such homes.

When we acquire a portfolio of homes or distressed and non-performing residential mortgage loans, we may not be permitted, or it may not be feasible for us, to perform on-site inspections of all or any of the homes in the portfolio (or underlying the loans in the portfolio) prior to our acquisition of the portfolio. As a result, the value of any such homes or distressed and non-performing residential mortgage loans could be lower than we anticipated at the time of acquisition, and/or such homes could require substantial and unanticipated renovations prior to their conversion into rental homes.

Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.

We may acquire homes that are subject to contingent or unknown liabilities, including liabilities for or with respect to liens attached to homes, unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities, among other things. Purchases of homes acquired at auction, in short sales, from lenders or in bulk purchases typically involve few or no representations or warranties with respect to the homes. In each case, our acquisition may be without any, or with only limited, recourse against the sellers with respect to unknown liabilities or conditions. As a result, if any such liability were to arise relating to our homes, or if any adverse condition exists with respect to our homes that is in excess of our insurance coverage, we might have to pay substantial amounts to settle or cure it, which could adversely affect our financial condition, cash flows and operating results. In addition, the homes we acquire may be subject to covenants, conditions or restrictions that restrict the use or ownership of such homes, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process, and such restrictions may adversely affect our ability to utilize such homes as we intend.

Vacant homes could be difficult to lease, which could diminish the return on our common shares.

The homes we acquire may often be vacant at the time of closing and we may not be successful in locating residents to lease the individual homes that we acquire as quickly as we had expected or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those homes without longer-than-assumed delays. If vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us and cause the value of our common shares to decline. In addition, the value of a vacant home could be substantially impaired.

We rely on information supplied by prospective residents in managing our business.

We rely on information supplied to us by prospective residents in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. These applications are submitted to us at the time we evaluate a prospective resident, and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the characteristics of our portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor leasing decisions and our portfolio may contain more credit risk than we believe.

We depend on our residents and their willingness to renew their leases for a substantial portion of our revenues. Poor resident selection and defaults and nonrenewals by our residents may adversely affect our reputation, financial performance and ability to make distributions to our shareholders.

We depend on residents for a substantial portion of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our homes. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our homes for illegal purposes, damage or make unauthorized structural changes to our homes that are not covered by security deposits, refuse to leave the home upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our homes may delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the home resulting in a lower-than-expected rate of return. Widespread unemployment and other adverse changes in the economic conditions in our target markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that home and will incur costs in protecting our investment and re-leasing the home.

Our leases are relatively short-term in nature, which exposes us to the risk that we may have to re-lease our rental homes frequently and we may be unable to do so on attractive terms, on a timely basis or at all.

Our leases are relatively short-term in nature, typically one year and in certain cases month-to-month, which exposes us to the risk that we may have to re-lease our rental homes frequently and we may be unable to do so on attractive terms, on a timely basis or at all. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rental rates more quickly than if our leases were for longer terms. In addition, to the extent that a potential resident is represented by a leasing agent, we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires. If the rental rates for our rental homes decrease or our residents do not renew their leases, we could be materially and adversely affected.

Many factors impact the single-family residential rental market, and if rents in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our home and distressed and non-performing residential mortgage loan acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Occupancy levels and rental rates have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in their homes that were purchased prior to the housing market downturn;

•	declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•	the unprecedented level of vacant housing comprising the real estate owned (“REO”) inventory held for sale by banks,

•	government-sponsored entities and other mortgage lenders or guarantors.

We do not expect these favorable trends in the residential rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of single-family rental homes will decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental revenue and profitability.

We may not have control over timing and costs arising from renovating our homes, and the cost of maintaining rental homes is generally higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our shareholders.

Renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a home and its contents and generally do not participate in any appreciation of the home. Accordingly, renters may damage a home and its contents, and may not be forthright in reporting damages or amenable to repairing them completely or at all. A rental home may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided to us by the resident when the rental home was originally leased. Accordingly, the cost of maintaining rental homes can be higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our shareholders.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted residential mortgage loans and, in certain cases, where appropriate, seek alternative resolutions for the underlying homes plays a critical role in our valuation of the homes and distressed and non-performing residential mortgage loans in which we invest and our expected return on those investments. We expect the timeline to convert acquired distressed and non-performing residential mortgage loans into homes will vary significantly by loan. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process.

Foreclosure may also create a negative public perception of the related mortgaged home, resulting in a diminution of its value. In addition, there are a variety of other factors that may inhibit our ability to foreclose upon mortgage loans, including, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; the Home Affordable Modification Program and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

As a result, we may be unable to convert these loans into homes quickly, on a cost-effective basis or at all, which could result in significant losses. In addition, certain issues, including “robo-signing,” have been identified recently throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. There can be no assurance that proper practices relative to foreclosure proceedings and its proper use of affidavits have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time we purchase such loans. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire land on which our homes are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected homes. Our investment strategy is premised on the concept that this “fair value” will be substantially less than the real value of the home for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain. Several cities also are exploring proposals to use eminent domain to acquire mortgages to assist homeowners to remain in their homes, potentially reducing the supply of homes in our target markets.

A significant number of our homes are part of HOAs, and we and our residents are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs that would be costly.

A significant number of our homes are part of HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. HOAs in which we own homes may have or enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our homes or require us to renovate or maintain such homes at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a home for lease or sale, or the use of specific construction materials in renovations. Some HOAs also impose limits on the number of homeowners who may rent their homes, which if met or exceeded, would cause us to incur additional costs to resell the home and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of residents of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the homeowner. Additionally, the boards of directors of the HOAs in which we own homes may not make important disclosures about the homes or may block our access to HOA records, initiate litigation, restrict our ability to sell our homes, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the home, and any such excessively restrictive or arbitrary regulations may cause us to sell such home at a loss, prevent us from renting such home or otherwise reduce our cash flow from such home, which would have an adverse effect on our returns on these homes.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Most of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, HOA fees, personal and ad valorem taxes, insurance, utilities, employee wages and benefits and other general corporate expenses, are relatively inflexible and will not necessarily decrease with reduction in revenue from our business. Our assets also are prone to depreciation and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures also will be affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period. By contrast, our rental revenue is affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain homes that we own, even if the cost of maintenance is greater than the value of the home or any potential benefit from renting the home. As a result, we may not be able to fully offset rising costs and capital spending by higher rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Fair values of our investments are imprecise and may materially and adversely affect our operating results and credit availability, which, in turn, would materially and adversely affect us.

The values of our investments may not be readily determinable. We evaluate our loans held for investment for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Ultimate realization of the value of an investment depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of our investments will include inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. If we were to liquidate a particular investment, the realized value may be more than or less than the amount at which such investment was recorded. Accordingly, in either event, we could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

We anticipate involvement in a variety of litigation.

We anticipate involvement in a range of legal actions in the ordinary course of business. These actions may include eviction proceedings and other landlord-resident disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of the home. These actions can be time consuming and expensive. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

Class action, resident rights and consumer demands and litigation could directly limit and constrain our operations and may impose on us significant litigation expenses.

Numerous residents’ rights and consumers’ rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified below and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Our board of trustees may change any of our business and growth strategies or investment guidelines, financing strategy or leverage policies without shareholder consent.

Our board of trustees may change any of our business and growth strategies or investment guidelines, financing strategy or leverage policies with respect to acquisitions, investments, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. A change in our business and growth strategies may increase our exposure to real estate market fluctuations, concentration risk and interest rate risk, among other risks. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report on Form 10-K. These changes could have a material adverse effect on us and cause the value of our common shares to decline.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our Manager’s employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect us.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common shares.

Our business is highly dependent on the communications and information systems of the Waypoint platform, our Manager and Starwood Capital Group. Any failure or interruption of these systems could cause delays or other problems in our investment, leasing and management activities, which could have a material adverse effect on us and cause the value of our common shares to decline. See “—Risks Related to Our Relationships with Starwood Capital Group, Our Manager, Starwood Property Trust, the Waypoint Manager and the Waypoint Legacy Funds. Our Manager’s operations are dependent upon Compass. The interruption of our Manager’s ability to use Compass may have an adverse impact on our business.”

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately present our financial statements, which could materially and adversely affect us.

Effective internal controls are necessary for us to accurately report our financial results. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an “emerging growth company” or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We cannot assure you that we will be successful in implementing or maintaining adequate internal control over financial reporting. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our public company reporting obligations and/or cause investors to lose confidence in our reported financial information, which could materially and adversely affect us.

General Risks Related to the Real Estate Industry

Our operating results are subject to general economic conditions and risks associated with our real estate assets.

Our operating results are subject to risks generally incident to the ownership and rental of real estate, many of which are beyond our control, including, without limitation:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	declines in the value of residential real estate;

•	overall conditions in the housing market, including:

•	macroeconomic shifts in demand for rental homes;

•	inability to lease or re-lease homes to residents timely, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures or other costs;

•	uninsured damages;

•	increases in property taxes and insurance costs;

•	pace of residential foreclosures;

•	level of competition for suitable rental homes;

•	terms and conditions of purchase contracts;

•	costs and time period required to convert acquisitions to rental homes;

•	changes in interest rates and availability of permanent mortgage financing that may render the acquisition of any homes difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	the short-term nature of most residential leases and the costs and potential delays in re-leasing;

•	availability of new government programs to reduce foreclosure rates or facilitate a recovery in the housing market;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	limitations imposed upon us by government sponsored enterprises or other sellers on our ability to sell certain of our rental homes during a specified time period;

•	disputes and potential negative publicity in connection with the eviction of an existing resident at one of our homes;

•	damage to a rental home caused by a current or former resident;

•	overbuilding;

•	changes in laws;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	casualty or condemnation losses;

•	fraud by borrowers, originators and/or sellers of mortgage loans;

•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;

•	the geographic mix of our assets;

•	the cost, quality and condition of assets we are able to acquire; and

•	our ability to provide adequate management, maintenance and insurance.

If we are unable to generate sufficient cash flows from operations to pay an attractive dividend yield to our shareholders, the value of our common shares will decline.

Environmentally hazardous conditions may adversely affect us.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.

Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, and proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability and/or other sanctions.

Resident relief laws and rent control laws may negatively impact our rental revenue and profitability.

As landlord of numerous homes, we will be involved regularly in evicting residents who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will impose legal and managerial expenses that will raise our costs. The eviction process is typically subject to legal barriers, mandatory cure policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the home. Additionally, state and local landlord-resident laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we will need to be familiar with and take all appropriate steps to comply with all applicable landlord-resident laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, rent control laws may affect our rental revenue. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our homes, our revenue from and the value of such homes could be adversely affected.

We may suffer losses that are not covered by insurance.

We will attempt to ensure that all of our homes are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our homes incurs a casualty loss that is not fully covered by insurance, the value of our homes will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these homes and could potentially remain obligated under any recourse debt associated with the homes. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a home after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed home. Any such losses could adversely affect us and cause the value of our common shares to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our shareholders may be limited.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our homes and distressed and non-performing residential mortgage loans. Illiquidity for distressed and non-performing residential mortgage loans may result from the absence of an established market for the distressed and non-performing residential mortgage loans, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. When we sell any of our assets, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of assets to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional homes or distressed and non-performing residential mortgage loans;

•	repaying debt, if any;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a TRS.

Risks Related to Our Relationships with Starwood Capital Group, Our Manager, Prime, Starwood Property Trust, the Waypoint Manager and the Waypoint Legacy Funds

We are dependent on Starwood Capital Group, our Manager, Prime, and their key personnel who provide services to us, and we may not find a suitable replacement for our Manager or Starwood Capital Group if the Management Agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. All of our executive officers are executives of our Manager. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. Our Manager also oversees the services of Prime with respect to our distressed and non-performing residential mortgage loans. The departure of any of the officers or key personnel of our Manager or Prime could have a material adverse effect on our performance.

We offer no assurance that our Manager will remain our Manager or that we will continue to have access to our Manager’s officers and key personnel. Our Manager will not be obligated to dedicate any specific personnel exclusively to us, nor will our Manager be obligated to dedicate any specific portion of time to our business, and none of our Manager’s employees are contractually dedicated to us under the Management Agreement with our Manager. Some of the officers and employees of our Manager have responsibilities associated with the Waypoint Legacy Funds and as a result, these individuals may not always be willing or able to devote sufficient time to the management of our business.

The initial term of each of the Management Agreement with our Manager and the investment advisory agreement between our Manager and Starwood Capital Group Management, L.L.C. only extends until January 31, 2017, with automatic one-year renewals thereafter. If the Management Agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

We may have conflicts of interest with Starwood Capital Group and Starwood Property Trust.

We are subject to conflicts of interest arising out of our relationships with Starwood Capital Group, including our Manager, and Starwood Property Trust, our former parent company.

Pursuant to the co-investment and allocation agreement among our Manager, Starwood Capital Group and us, our Manager and Starwood Capital Group have agreed that neither they nor any entity controlled by Starwood Capital Group (including Starwood Property Trust) will sponsor or manage any U.S. publicly traded entity (other than us) that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans for so long as the Management Agreement is in effect and our Manager and Starwood Capital Group are under common control. However, our Manager and Starwood Capital Group and their respective affiliates may sponsor or manage (1) a U.S. publicly traded entity (including Starwood Property Trust) that invests generally in real estate assets, including rental homes or distressed and non-performing single-family residential mortgage loans, so long as any such entity does not invest primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans, or (2) a private or foreign entity that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans; provided that, in each case, Starwood Capital Group will adopt a policy that either (a) provides for the fair and equitable allocation of investment opportunities between any such entity and us or (b) provides us the right to co-invest with any such entity, in each case subject to the suitability of each investment opportunity for any such entity and us and any such entity’s and our availability of cash for investment. As a result, we may compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group, or we may not be presented with a particular opportunity. Some of the members of our Manager’s investment committee would likely be responsible for selecting investments for these vehicles, and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

Our ability to make investments pursuant to our business and growth strategies is currently subject to (1) the fund documents of Starwood Global Opportunity Fund VIII, Starwood Global Opportunity Fund IX and Starwood Capital Hospitality Fund II Global collectively, (the “Starwood Private Real Estate Funds”) and (2) the co-investment and allocation agreement among our Manager, Starwood Capital Group and us.

Pursuant to the fund documents of the Starwood Private Real Estate Funds, if a proposed investment is (1) to be made by any investment vehicle (including us or Starwood Property Trust) managed by an entity controlled by Starwood Capital Group, (2) to be made in equity or debt interests relating to real estate and (3) expected (by the manager of the entity proposing to make the investment), at the time such investments is made, to produce an IRR in excess of 14%, which we refer to as a Starwood Real Estate Fund Allocation Investment, then the Starwood Private Real Estate Funds collectively will have the right to invest 25% of the equity capital proposed to be invested in such Starwood Real Estate Fund Allocation Investment.

Pursuant to the co-investment and allocation agreement among our Manager, Starwood Capital Group and us, if an investment proposed to be made by any of Starwood Capital Group or its affiliates (including the Starwood Private Real Estate Funds) (each, a “Starwood party”) or us consists of single-family rental homes and/or distressed and non-performing single-family residential mortgage loans (or a portfolio that contains equity interests relating to real estate, if our Manager determines that more than 50% of the aggregate anticipated investment returns from the portfolio are expected to come from single-family rental homes and/or distressed and non-performing single-family residential mortgage loans), we will have the right to invest at least 75% of the equity capital proposed to be invested in such investment.

Whether any Starwood party or we exercise all or any part of its or our co-investment right will be subject to, among other things, the determination by the sponsor, manager or general partner, as the case may be, of each Starwood party (each an affiliate of Starwood Capital Group) that the investment is suitable for such fund and the determination by our Manager (also an affiliate of Starwood Capital Group) that the investment is suitable for us.

We will pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that maximize total returns to our shareholders. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our common shares.

As of March 27, 2014, certain of Starwood Capital Group’s officers and affiliates, own an aggregate of 625,018 of our common shares, which represented approximately 1.6% of our common shares outstanding on that date. In addition, we granted (1) our Manager 777,754 restricted share units (“RSUs”) and (2) certain employees of our Manager an aggregate of 199,991 of our RSUs. The award of RSUs to our Manager will vest ratably on a quarterly basis over a three-year period beginning on April 1, 2014. The awards of RSUs to certain employees of our Manager will vest ratably in three annual installments on January 31, 2015, January 31, 2016 and January 31, 2017. To the extent that Starwood Capital Group or certain of Starwood Capital Group’s officers and affiliates sells some of their shares, our Manager sells some of the shares delivered upon settlement of its vested RSUs or certain employees of our Manager sell some of their shares delivered upon settlement of their vested RSUs, Starwood Capital Group’s and/or our Manager’s interests may be less aligned with our interests.

We own homes in some of the same geographic regions as the Waypoint Legacy Funds and may compete for residents with the Waypoint Legacy Funds.

At Separation, we did not acquire the Waypoint Legacy Funds, or the assets thereof. The Waypoint Manager has agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire distressed and non-performing single-family residential mortgage loans, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

We may have other conflicts of interest with the Waypoint Manager and the Waypoint Legacy Funds.

We are subject to conflicts of interest arising out of certain of our officers and trustees and our Manager’s officers’ relationships with the Waypoint Manager and the Waypoint Legacy Funds. Each of Gary M. Beasley, our Co-Chief Executive Officer; Douglas R. Brien, our Co-Chief Executive Officer; Colin T. Wiel, our Chief Investment Officer; Nina A. Tran, our Chief Financial Officer; Scott T. Gable, our Chief Operating Officer; S. Ali Nazar, our Chief Technology Officer; and Tamra D. Browne, our General Counsel and Secretary, continues to own an indirect beneficial ownership interest in the Waypoint Manager. These individuals, as well as other employees of our Manager on whom we rely, could make substantial profits as a result of opportunities or management resources allocated to the Waypoint Legacy Funds or entities other than us, and they may have greater financial incentives tied to the success of such entities than to us. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities, including for Starwood Capital Group or the Waypoint Manager, may reduce the time that our Manager and its officers and personnel spend managing us. For instance, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our executive officers and other of our Manager’s personnel and the resources of our Manager will also be required by the Waypoint Legacy Funds. In such situations, we may not receive the level of support and assistance that we would receive if we were internally managed.

The Waypoint Manager manages homes owned by the Waypoint Legacy Funds. We did not acquire the Waypoint Legacy Funds or the assets thereof. As a result, the Waypoint Manager and certain of our officers and trustees and members of our Manager’s executive team may compete directly with us for financing opportunities, for leasing and in other aspects of our business, which could have an adverse effect on our business. The Waypoint Manager has no fiduciary duties to us and there is no assurance that any conflicts of interest between the Waypoint Manager and us will be resolved in favor of our shareholders.

Our Manager has acquired the Waypoint platform but not the Waypoint Manager. Through one or more affiliates, the Waypoint Manager (1) continues to be owned by certain members of the Waypoint executive team who are also members of our Manager’s executive team and other third parties and (2) is permitted to continue to manage the assets and properties of the Waypoint Legacy Funds and to collect and retain for the Waypoint Manager’s sole account the net fee income and promoted interests in such entities. To facilitate these efforts, appropriate Waypoint Manager affiliates have been granted (1) a license to use the technology and operational platform and knowhow of our Manager and (2) in order to assist in the operation of homes owned by the Waypoint Legacy Funds, access to the employees of our Manager. The Waypoint Manager does not have any employees of its own. Any expenses, including personnel and employee costs related to the Waypoint Manager or the Waypoint Legacy Funds, incurred by our Manager will either be reimbursed by the Waypoint Manager at actual cost or covered (in whole or in part) pursuant to an agreed upon arrangement with the Waypoint Manager. The fees that we pay to our Manager will not be reduced in connection with any reimbursement of our Manager by the Waypoint Manager or the Waypoint Legacy Funds.

In contrast to many publicly traded REITs owning more traditional real estate asset classes or real estate-related securities portfolios, we believe that the success of our business will require a significantly higher level of hands-on, day-to-day attention from our Manager’s employees. Because the Waypoint Manager will continue to have access to such employees to assist in the operation of the Waypoint Legacy Funds, our Manager’s employees will have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our Manager’s employees could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy and/or our results of operations.

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our executive officers and four of our nine trustees are executives of our Manager. The Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent trustees will review our Manager’s performance annually, and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent trustees based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that the management fees payable to our Manager are unfair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent trustees. We will provide our Manager with 180 days’ prior written notice of such a termination. Upon such a termination, we will pay our Manager a termination fee equal to three times the annualized base management fee based on the management fee paid in the most recently completed eight fiscal quarters before the date of termination. We may also terminate the Management Agreement at any time, including during the initial term, for cause without payment of any termination fee. During the initial three-year term of the Management Agreement, we may not terminate the Management Agreement except for cause.

Our Manager is only contractually committed to serve us until January 31, 2017. Thereafter, the Management Agreement is renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations or, if applicable, that of Starwood Capital Group Management, L.L.C. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates and members and the officers, holders, directors and personnel of our Manager and its affiliates and members will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and members and the officers, holders, directors and personnel of our Manager and its affiliates and members with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with the Starwood related parties, including Starwood Property Trust, our former parent company, or the Waypoint related parties, we have adopted a policy that specifically addresses some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent trustees is required to approve (1) any purchase of our assets by any of the Starwood related parties or any of the Waypoint related parties and (2) any purchase by us of any assets of any of the Starwood related parties or any of the Waypoint related parties, there is no assurance that this policy will adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood parties currently, and additional competing vehicles in the future, may participate in some of our investments. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since all of our executive officers also executives of our Manager, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our Manager’s operations are dependent upon Compass. The interruption of our Manager’s ability to use Compass may have an adverse impact on our business.

Our Manager is dependent upon Compass, which includes certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components of Compass are dependent upon third-party providers and a significant portion of our Manager’s business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though our Manager believes it utilizes appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our Manager’s third-party providers could negatively impact our operations.

We will incur significant costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers and employees in addition to the management fee payable to our Manager.

We will incur significant costs associated with reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers and employees in addition to the management fee we pay our Manager. We may not be able to cover such costs or to be profitable, which could have a material adverse effect on us.

Our Manager is still building its operational expertise and infrastructure, and our Manager will be dependent upon new employees to manage and operate our homes.

Our Manager continues to hire new employees to provide a variety of services and establishing mutually beneficial relationships with third-party service providers. As we grow and expand into new markets, our Manager will need to hire and train additional employees, and may elect to hire additional third-party resources. In addition, our Manager will need to continually evaluate and improve infrastructure and processes including those related to our Manager’s initial investment, construction and renovation, repairs and maintenance, residential management and leasing, brand development, accounting systems and billing and payment processing.

Our Manager significantly changed the way our operations are managed with the acquisition of the Waypoint platform, and our Manager is continuing to adapt our existing portfolio to the new management platform. Building operational expertise, establishing infrastructure, and training employees to use the infrastructure are difficult, expensive and time-consuming tasks, and problems may arise despite the best efforts of our Manager. There is a significant risk that any operational problems encountered by our Manager will have an adverse effect upon our financial performance, especially in newer markets that we have recently entered.

If we internalize our Manager, we will become exposed to new and additional costs and risks and may pay substantial consideration to our Manager.

Starwood Capital Group may propose in the future that we internalize our Manager. If we internalize our Manager, we will become exposed to new and additional costs and risks. For example, while we would no longer bear the external costs of the management fee paid to our Manager if we become internally managed, our direct overhead may increase, as we would be responsible for 100% of the compensation and benefits of our officers and other employees. If the homes we acquire do not perform as anticipated or if we fail to raise additional financing, we may not be able to cover such additional overhead. In addition, internalizing our Manager may require that we pay substantial consideration to our Manager. This could require that we obtain additional financing, which may not be available on favorable terms or at all. Accordingly, if we internalize our Manager, our financial condition and operating results may be adversely affected.

We may choose to not internalize our Manager despite the fact that we may have the right and the ability to internalize our Manager.

Starwood Capital Group may, in its sole discretion, present to us a proposal to internalize our Manager after we raise incremental equity capital equal or greater than $2.0 billion (subject to adjustment under certain circumstances). No assurances can be given that we will internalize our Manager. In the event that we, for any reason whatsoever, choose to not internalize our Manager, our Manager will continue to collect its management fee and any reimbursements to which it is entitled.

We may not be able to effect an internalization of our Manager and its affiliates’ operations associated with our management and growth, which could adversely affect our business and growth.

Any proposal to internalize our Manager will be the subject of definitive documentation and negotiation between us and our Manager, approval by our board of trustees, our shareholders and, potentially, the owners of our Manager, and our receipt of a fairness opinion from an investment banking firm of national reputation. Among other things, the proposal could include terms and conditions which may be viewed as undesirable by our board of trustees. Similarly, our board of trustees may suggest terms and conditions in response to the proposal that our Manager may find objectionable, including with respect to the proposed consideration. As a result, there can be no assurance that we will be able to conclude an internalization transaction, which could adversely affect our business and growth.

Our board of trustees has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

Our Manager is authorized to follow very broad investment guidelines. Our board of trustees will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment is in excess of $35.0 million (or, if greater, 5% of our average market capitalization over the preceding fiscal quarter). In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. Our Manager will have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us and cause the value of our common shares to decline. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our shareholders.

Risks Related to Sources of Financing

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders.

We intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets and to increase our potential return on shareholder equity. Any decision to use leverage will be based on our Manager’s assessment of a variety of factors, including the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing if available from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees.

We have entered into a $500.0 million secured revolving credit facility and a $350.0 million warehouse credit facility. See “Item 1. Business—Our Financing Strategy” for a description of these facilities. As of March 27, 2014, $144.0 million had been drawn on the credit facility and $101.3 million had been drawn on the warehouse credit facility.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt which is likely to result in acceleration of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•	we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distributions to our shareholders, operations and capital expenditures, future acquisition opportunities, or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of homes and/or distressed and non-performing residential mortgage loans on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our homes and/or distressed and non-performing residential mortgage loans that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and cause the value of our common shares to decline.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing if available from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and capital raising alternatives such as follow-on offerings of common shares, preferred shares and hybrid equity. We have entered into a $500.0 million secured revolving credit facility and a $350.0 million warehouse credit facility. See “Item 1. Business—Our Financing Strategy” for a description of these facilities. As of March 27, 2014, $144.0 million had been drawn on the credit facility and $101.3 million had been drawn on the warehouse credit facility.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition financing, the market’s perception of the value of the homes to be acquired;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price of our common shares.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the recent volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our financing arrangements likely will contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders.

The financing arrangements that we have entered into contain (and those we may enter into in the future likely will contain) covenants affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our shareholders and otherwise affect our distribution and operating policies. See “Item 1. Business—Our Financing Strategy” for a description of these facilities and their covenants. If we fail to meet or satisfy any of these covenants in our debt agreements, we will be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. In addition, debt agreements entered into in the future may contain specific cross-default provisions with respect to other specified indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, we could be materially and adversely affected.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental homes.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such rental home exceeds our tax basis in the rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.

Interest expense on our debt may limit our cash available to fund our growth strategies and distributions to our shareholders.

Higher interest rates could increase debt service requirements on floating rate debt and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes. If we need to repay then-existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments and could result in a loss.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our shareholders.

Subject to complying with the requirements for REIT qualification, we may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Risks Related to Our Common Shares

If an active trading market is not sustained for our common shares, our shareholders’ ability to sell shares when desired and the prices obtained will be adversely affected.

Our common shares are listed on the NYSE under the trading symbol “SWAY.” However, there can be no assurance that an active trading market for our common shares will be maintained. Accordingly, no assurance can be given as to the ability of our shareholders to sell their common shares or the price that our shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business or growth strategies or prospects;

•	actual or perceived conflicts of interest with our Manager, Starwood Capital Group, Starwood Property Trust, the Waypoint Manager, the Waypoint Legacy Funds and individuals, including our executives;

•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Starwood Capital Group’s key personnel;

•	the process surrounding and the impact of the potential internalization of our Manager;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, if we have begun to make distributions to our shareholders, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

Market factors unrelated to our performance could also negatively impact the market price of our common shares. One of the factors that investors may consider in deciding whether to buy or sell our common shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common shares. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities increase.

Shares eligible for future sale may have adverse effects on our share price.

Starwood Capital Group, certain of Starwood Capital Group’s officers and affiliates owned an aggregate of 625,018 of our common shares, as of March 27, 2014, which represented approximately 1.6% of our common shares outstanding as of that date. Our equity incentive plans provide for grants of restricted common shares and other equity-based awards up to an aggregate of 3,132,697 of our common shares, including the awards granted upon the completion of the Separation, as described in this Annual Report on Form 10-K.

We have entered into a registration rights agreement with our Manager with respect to (1) our common shares that are issuable upon the vesting of the RSUs granted to our Manager under the Manager Equity Plan in connection with the Separation and (2) any equity-based awards granted to our Manager under our Manager Equity Plan in the future, which we refer to collectively as the registrable shares. Pursuant to the registration rights agreement, we granted our Manager and its direct and indirect transferees: (1) unlimited demand registration rights to have the registrable shares registered for resale; and (2) in certain circumstances, the right to “piggy-back” the registrable shares in registration statements we might file in connection with any future public offering.

On January 16, 2014, we adopted: (i) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors and consultants and employees of our external Manager, (ii) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan”) which provides for the issuance of our common shares and common share-based awards to our Manager; and (iii) the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

On February 4, 2014, we have filed a registration statement on Form S-8 to register the total number of our common shares that may be issued under our Equity Plan and our Non-Executive Trustee Share Plan.

We cannot predict the effect, if any, of future sales of our common shares, or the availability of shares for future sales, on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

Also, we may issue additional common shares or OP units in our operating partnership in subsequent public offerings or private placements to make new investments or for other purposes, and may grant additional demand or piggyback registration rights in connection with such issuances. We are not required to offer any such shares or OP units to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future issuances, which may dilute the existing shareholders’ interests in us.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions in the future.

We anticipate making regular quarterly distributions to holders of our common shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. We generally intend over time to make quarterly distributions in an amount at least equal to our REIT taxable income. We intend to make distributions in cash to the extent that cash is available for such purpose. Although we anticipate initially making quarterly distributions to our shareholders, the timing, form and amount of distributions to our shareholders, if any, will be at the sole discretion of our board of trustees and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time.

Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to convert the homes and distressed and non-performing residential mortgage loans we acquire into rental homes and to rent our homes at the rates we anticipate;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of our portfolio; and

•	defaults under or contractual restrictions in any lending or financing arrangement that we enter into.

As a result, no assurance can be given that we will be able to make distributions to our shareholders at any time in the future or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

Distributions to our shareholders will be generally taxable to them as ordinary income, although a portion of our distributions may be designated by us as capital gain or qualified dividend income or may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

Offerings of debt or equity securities, which would rank senior to our common shares, may adversely affect the market price of our common shares.

If we decide to issue debt or equity securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their share holdings in us.

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other reduced requirements available to us, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common shares may be adversely affected.

An increase in market interest rates may have an adverse effect on the market price of our common shares and our ability to make distributions to our shareholders.

One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on our interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and make distributions to our shareholders.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control of us.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland real estate investment trusts may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares of beneficial interest or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares of beneficial interest) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting shares of beneficial interest and (2) two-thirds of the votes entitled to be cast by holders of voting capital share of the corporation other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person). This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of trustees does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

The “control share” provisions of the MGCL that are applicable to Maryland real estate investment trusts provide that “control shares” of a Maryland real estate investment trust (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of “control shares,” our officers and our personnel who are also our trustees. Our bylaws contain a provision exempting from the “control share” acquisition statute any and all acquisitions by any person of our shares of beneficial interest. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL that are applicable to Maryland real estate investment trusts permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent trustees. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our declaration of trust authorizes us to issue additional authorized but unissued common or preferred shares. In addition, our board of trustees may, without shareholder approval, amend our declaration of trust to increase the aggregate number of our shares of beneficial interest or the number of our shares of beneficial interest of any class or series that we have authority to issue and classify or reclassify any unissued common or preferred shares and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit our shareholders’ recourse in the event of actions not in our shareholders’ best interests.

Under Maryland law generally, a trustee’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.

Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our declaration of trust provides that, subject to the rights of holders of any series of preferred shares, a trustee may only be removed for cause upon the affirmative vote of holders entitled to cast at least two-thirds of the votes entitled to be cast in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control of our company that is in the best interests of our shareholders.

Ownership limitations may restrict changes in control of us in which our shareholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2014, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our declaration of trust generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The REIT rules relating to prohibited transactions could affect our disposition of assets and adversely affect our profitability.

As described below in “—Risks Related to Our Taxation as a REIT—Gains from sales of our assets are potentially subject to the prohibited transactions tax or a corporate level income tax,” we intend to conduct our activities to avoid the prohibited transaction tax. However, the avoidance of this tax could reduce our liquidity and cause us to undertake less substantial sales of property than we would otherwise undertake in order to maximize our profits. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis.

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves “investment companies” and are not relying on the exception from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. These provisions limit the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

We are organized as a holding company that conducts its businesses primarily through wholly-owned (and, in one case, over 99% owned) subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities,” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect that our distressed and non-performing residential mortgage loan owning subsidiaries will rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All, or substantially all, of our distressed and non-performing residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our distressed and non-performing residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any distressed and non-performing residential mortgage loans with a loan-to-value ratio of greater than 100%, we may classify, depending on guidance from the SEC staff, such loans in whole as real estate-related assets or classify only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets.

We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets, if any, to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance, however, that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the exemption from registration as an investment company on which we rely, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in us holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold distressed and non-performing residential mortgage loans through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and potentially state and local taxes, which would reduce the cash available for distribution to our shareholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

The rule against re-electing REIT status following a loss of such status would also apply to us if Starwood Property Trust fails to qualify as a REIT, and we are treated as a successor to Starwood Property Trust for U.S. federal income tax purposes. Although Starwood Property Trust has represented to us that it has no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and has covenanted to us to use its reasonable best efforts to maintain its REIT status for each of Starwood Property Trust’s taxable years ending on or before December 31, 2014 (unless Starwood Property Trust obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that Starwood Property Trust’s failure to maintain its REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from Starwood Property Trust, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if Starwood Property Trust were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against Starwood Property Trust.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic shareholders that are individuals, trusts, and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the share of REITs, including our common shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code. From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (4) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive shares (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common shares.

The share ownership limit imposed by the Code for REITs and our declaration of trust may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our declaration of trust, with certain exceptions, authorizes our board of trustees to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine appropriate in order to conclude that we will not lose our status as a REIT under the Code. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our declaration of trust are determined based on the ownership at any time by any “person,” which term includes entities. These ownership limitations in our declaration of trust are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes, such as mortgage recording taxes. Many jurisdictions impose real property transfer taxes or recording fees on transfers of real property in a foreclosure, by a deed in lieu of foreclosure or by similar process, and make the transferee either jointly liable with the transferor for the tax or fee, or liable for the tax or fee in the event the transferor fails to pay it. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must on an ongoing basis satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Gains from sales of our assets are potentially subject to the prohibited transactions tax or a corporate level income tax.

Our ability to dispose of homes and distressed and non-performing residential mortgage loans during the first few years following their acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any homes or distressed and non-performing residential mortgage loans we own, directly or through any subsidiary entity, but excluding any TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. To avoid the prohibited transaction tax, we may choose not to engage in certain sales at the REIT level, even though such sales might otherwise be beneficial to us. For example, we may be required to conduct acquisitions or dispositions through a TRS, which would be subject to federal corporate income tax, and our ownership of which would also be subject to certain limitations. While we intend to conduct our business to avoid the prohibited transactions tax and, where appropriate, the corporate income tax, there can be no assurance that the IRS will agree with our determinations, and that we will not be subject to the prohibited transactions tax or the corporate income tax on sales of property.

Re-characterization of leases as financings transactions may negatively affect us.

While we generally intend to use reasonable commercial efforts to structure any lease transaction so that the lease will be characterized as a “true lease,” with us treated as the owner and lessor of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any lease transaction is challenged and recharacterized as a seller-financed conditional sale transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. In addition, if we enter such transactions at the REIT level, in the event of recharacterization, the REIT could be subject to prohibited transaction taxes. Finally, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year and require us to pay deficiency dividends, interest and penalty taxes in order to maintain REIT status.

We may experience differences in timing between the recognition of taxable income and the receipt of cash.

We may acquire distressed and non-performing residential mortgage loans in the secondary market for less than their face amount. We may take the position these loans are uncollectible and that we are not required to accrue unpaid interest and “market discount” as taxable income as it accrues. Nevertheless, we may be required to recognize interest as taxable income as it accrues. In addition, market discount, accrued on a constant yield method, is generally recognized as income when, and to the extent that, a payment of principal on the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. In such a case, while we would ultimately have an offsetting loss deduction available later when the unpaid interest and market discount were determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

In addition, pursuant to our investment strategy, we may foreclose on, or acquire by deed in lieu of foreclosure, distressed and non-performing residential mortgage loans to acquire the underlying properties. A foreclosure or deed in lieu of foreclosure is generally treated as a recognition event for tax purposes, which may result in taxable gain without receipt of cash based on the difference between our cost of the related loan and the fair market value of the property acquired by foreclosure or similar process.

In addition, in certain circumstances, we may modify a distressed or non-performing residential mortgage loan by agreement with the borrower. If these modifications are “significant modifications” under applicable Treasury Regulations, we may be required to recognize taxable gain to the extent the principal amount of the modified loan exceeds our adjusted tax basis in the unmodified loan, even if the value of the loan and payment expectations have not changed.

Finally, we may be required under the terms of indebtedness that we incur to use cash from rent or interest income payments that we receive, or gain that we recognize, to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our shareholders.

Due to these potential timing differences between income recognition and cash receipts, there is a significant risk that we may have substantial taxable income in excess of the cash available for distribution, which would require us to have other sources of liquidity in order to satisfy the REIT distribution requirements.

A recent IRS administrative pronouncement with respect to investments by REITs in distressed debt secured by both real and personal property, if interpreted adversely to us, could cause us to pay penalty taxes or potentially to lose our REIT status.

The distressed and non-performing residential mortgage loans that we acquire will generally be acquired by us at a discount from their outstanding principal amount, because our pricing is based on the value of the underlying real estate that secures those mortgage loans.

Treasury Regulation Section 1.856-5(c) provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property.” Under that regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT committed to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS, has issued Revenue Procedure 2011-16 interpreting the “principal amount” of the loan to be its face amount despite the Code’s general requirement requiring taxpayers treat market discount as interest rather than principal.

The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that all of the mortgage loans that we acquire are secured only by real property and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation does not apply to our portfolio. A successful IRS assertion to the contrary might prevent us from meeting the 75% REIT gross income test and adversely affect our REIT status.

With respect to the 75% REIT asset test, Revenue Procedure 2011-16 provides a safe harbor under which the IRS will not challenge a REIT’s treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. However, if the value of the real property securing the loan were to increase, the safe harbor rule of Revenue Procedure 2011-16, read literally, could have the peculiar effect of causing the corresponding increase in the value of the loan to not be treated as a real estate asset. We do not believe, however, that this was the intended result in situations in which the value of a loan has increased because the value of the real property securing the loan has increased, or that this safe harbor rule applies to debt that is secured solely by real property. Nevertheless, if the IRS took the position that the safe harbor rule applied in these scenarios, then we might not be able to meet the various quarterly REIT asset tests if the value of the real estate securing our loans increased, and thus the value of our loans increased by a corresponding amount. If we did not meet one or more of these tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

We may choose to pay dividends in our own shares possibly requiring our shareholders to pay taxes in excess of the cash dividends they receive.

Although we have no current intention to do so, we may in the future distribute taxable dividends payable either in cash or our shares of beneficial interest at the election of each shareholder, but subject to a limitation on the amount of cash that may be distributed. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend, whether received as cash or our common shares, as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table provides a summary of our portfolio of single-family homes as of December 31, 2013:

MSA	Number of Homes(1)	Percent Leased	Average Price Per Home	Average Investment Per Home(2)	Aggregate Investment (in millions)	Average Home Size (Square feet)	Weighted Average Age (Years)
Miami-Fort Lauderdale-Pompano Beach, FL	1,381	45.8%	$128,202	$150,328	$207.6	1,605	43
Atlanta-Sandy Springs-Marietta, GA	1,163	32.5%	$89,970	$105,928	123.2	1,870	19
Houston-Sugar Land-Baytown, TX	802	64.0%	$123,848	$132,726	106.4	2,039	28
Tampa-St. Petersburg-Clearwater, FL	478	41.6%	$95,664	$112,297	53.7	1,433	42
Dallas-Fort Worth-Arlington, TX	446	71.3%	$117,585	$133,039	59.3	1,931	20
Orlando-Kissimmee-Sanford, FL	191	40.8%	$123,890	$138,768	26.5	1,741	34
Chicago-Naperville-Joliet, IL-IN-WI	178	14.6%	$109,479	$139,348	24.8	1,579	40
Denver-Aurora, CO	160	50.0%	$171,121	$187,816	30.1	1,408	28
Phoenix-Mesa-Glendale, AZ	109	31.2%	$137,316	$155,548	17.0	1,556	37
Riverside-San Bernardino-Ontario, CA	94	30.9%	$194,852	$213,121	20.0	1,700	29
Cape Coral-Fort Myers, FL	79	46.8%	$106,538	$112,812	8.9	1,324	15
Vallejo-Fairfield, CA	80	72.5%	$177,878	$198,379	15.9	1,471	40
Las Vegas-Paradise NV	31	29.0%	$143,201	$157,888	4.9	1,830	29
North Port-Brandenton-Sarasota, FL	24	33.3%	$145,161	$165,522	4.0	1,717	34
San Francisco-Oakland-Fremont, CA	24	66.7%	$191,925	$215,306	5.2	1,538	41
All other	85	50.6%	$100,877	$116,260	9.9	1,756	20

Total / Average	5,325	46.2%	$117,813	$134,877	$717.4	1,739	31

(1)	Excludes 146 homes that were acquired through Prime that are designated as non-rentals.
(2)	Includes acquisition costs and actual and budgeted upfront renovation costs. Actual renovation costs may exceed budgeted renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs.

Our headquarters are located in Oakland, California at 1999 Harrison Street in office space leased by our Manager.

Item 3.	Legal Proceedings.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common shares have been listed on the NYSE and are traded under the symbol “SWAY” with stand-alone trading beginning on February 3, 2014.

As described in Item 1, on January 31, 2014, Starwood Property Trust completed the Separation of us to its stockholders who received one of our common shares for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014. Our common shares had a closing market price on the NYSE of $28.35 per share on March 27, 2014.

We intend to make regular quarterly distributions to holders of our common shares and distribution equivalents to holders of RSUs which are settled in our common shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount equal to our taxable income. However, we have not paid any dividends to the holders of our common shares to date.

Holders

As of March 27, 2014, there were 23 holders of record of our 39,110,969 common shares outstanding. One holder of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of the beneficial owners of our common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We had no equity compensation plans as of December 31, 2013.

Share Performance Graph

This information has been omitted as our common shares did not begin trading on an exchange on a stand-alone basis until February 3, 2014.

Sale of Unregistered Securities

There were no unregistered sales of securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

As of December 31, 2013, we did not have an authorized share repurchase program in place, and we did not purchase any common shares during the year ended December 31, 2013.

Item 6.	Selected Financial Data.

The following presents summary selected historical consolidated financial data as of December 31, 2013 and December 31, 2012 and for the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012 and selected portfolio data as of December 31, 2013 and December 31, 2012. The summary selected historical consolidated financial data presented below under the captions “Consolidated

Statements of Operations Data” and “Consolidated Balance Sheets Data” as of December 31, 2012 and for the period from May 23, 2012 (inception) through December 31, 2012 have been derived from our audited consolidated financial statements. You should read the following summary selected historical information in conjunction with “Management’s Discussion and Analysis and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Subsequent to December 31, 2012, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust.

Consolidated Statements of Operations Data

in thousands, except per share amounts	Year Ended, December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Revenues
Rental revenues	$16,793	$431
Other property revenues	311	11

Total property revenues	17,104	442
Expenses
Mortgage loan servicing cost	6,065	—
Property operating and maintenance	10,614	164
Real estate taxes and insurance	5,049	184
Investment management fees and expenses	6,305	681
General and administrative	17,182	1,295
Acquisition pursuit costs and property management engagement costs	2,816	2,379
Depreciation and amortization	6,115	213
Impairment of real estate	1,174	459

Total expenses	55,320	5,375

Operating loss	(38,216)	(4,933)

Other income
Gain on sales of investments in real estate, net	1,221	586
Gain on loan liquidations	4,861	—
Gain on sales of loans	278	75
Gain on conversion of loans into real estate	8,624	—

Total other income	14,984	661

Loss before income taxes	(23,232)	(4,272)
Income tax expense	252	152

Net loss	(23,484)	(4,424)
Net loss attributable to non-controlling interests	60	—

Net loss attributable to Starwood Waypoint Residential Trust	$(23,424)	$(4,424)

Net loss per common share

Basic and diluted	$(23,424)	$(4,424)

Consolidated Balance Sheets Data (in thousands)

	As of December 31, 2013	As of December 31, 2012
Investment in real estate, net	$749,353	$99,401
Non-performing loans	214,965	68,106
Cash and cash equivalents	44,613	8,152
All other assets	9,477	6,322

Total assets	1,018,408	181,981
Total liabilities	26,352	1,521

Total equity	$992,056	$180,460

Selected Portfolio Data

	As of December 31, 2013	As of December 31, 2012
Total properties owned	5,471	826
Total cost basis of properties owned, net (in thousands)	$749,353	$99,401
Total loans owned	1,714	482
Total cost basis of loans owned (in thousands)	$214,965	$68,106

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Maryland real estate investment trust formed primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term, primarily through dividends and secondarily through capital appreciation.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. A significant portion of our initial home portfolio is located in Florida, Georgia and Texas, although we have made, and/or intend to pursue, acquisitions in other states as well, including Arizona, California, Colorado and Illinois. We identify and pursue individual home acquisition opportunities through a number of sources, including MLS, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by Starwood Property Trust to own single-family residential rental homes and distressed and non-performing residential mortgage loans. On January 31, 2014, Starwood Property Trust completed the Separation of us to its stockholders. Its stockholders received one of our common shares for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014, and Starwood Property Trust no longer holds any of our common shares. In connection with the Separation, 39.1 million of our common shares were issued, which had a closing market price on the NYSE of $28.35 per share on March 27, 2014.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the OP units in our operating partnership.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2014. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

As of December 31, 2013, our portfolio consisted of 7,185 owned homes and homes underlying distressed and non-performing residential mortgage loans, including (1) 5,471 homes with an aggregate investment, inclusive of acquisition and actual and budgeted upfront renovation costs, of approximately $749.4 million and (2) distressed and non-performing residential mortgage loans with an UPB of $447.3 million and a total cost basis of $215.0 million that are secured by first liens on 1,714 homes. As of December 31, 2013, which was prior to the Separation and the acquisition of the Waypoint platform, the 2,814 homes we owned for more than 180 days were approximately 65.1% leased which excludes 80 homes listed for sale.

As of December 31, 2013, the 1,998 homes that were rent ready for more than 90 days were approximately 93.6% leased.

Factors Which May Influence Future Results of Operations

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the time and cost required to stabilize a newly acquired home, rental rates, occupancy levels, rates of resident turnover, our expense ratios and capital structure.

Acquisitions

We continue to grow our portfolio of homes. Our ability to identify and acquire homes that meet our investment criteria may be impacted by home prices in our target markets, the inventory of homes available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of homes to rental. We utilize the acquisition process developed by the members of the Waypoint executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by Compass, market analytics and a local, cross-functional team. In acquiring new homes, we rely on the expertise of our Manager to acquire our portfolio and will monitor the pace and source of these purchases.

Our operating results depend on sourcing distressed and non-performing residential mortgage loans. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of distressed and non-performing residential mortgage loans available to us for acquisition. Properties that are either in foreclosure and have not yet been sold or homes that owners are delaying putting on the market until prices improved are known as shadow inventory. We believe the available amount of shadow inventory provides for a significant acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase distressed and non-performing residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs. Generally, we expect that our distressed and non-performing residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed and non-performing residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Home Stabilization

Before an acquired home becomes an income-producing asset, we must take possession of the home and renovate, market and lease the home in order to secure a resident. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired homes will impact our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations and time needed for leasing the home for rental.

Possession can be delayed by factors such as the exercise of applicable statutory or recession rights by hold-over owners or unauthorized occupants living in the home at the time of purchase and legal challenges to our ownership. The cost associated with transitioning an occupant from an occupied home varies significantly depending on the steps taken to transition the occupant (i.e., willfully vacate, cash for keys, court-ordered vacancy). In some instances where we have purchased a home that is occupied, our Manager has been able to convert the occupant to a short-term or long-term resident.

We expect to control renovation costs by leveraging our Manager’s supplier relationships, as well as those of our Manager’s exclusive partners, to negotiate attractive rates on items such as appliances, hardware, paint, and carpeting. Our Manager will also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe will increase resident satisfaction and lower future repair and maintenance costs. The time to renovate a newly acquired home can vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the home. We expect to reduce the time required to complete renovations through our Manager’s relationship with what we consider to be best-in-class single-family home renovation companies.

Similarly, the time to market and lease a home will be driven by local demand, our marketing techniques and the supply of homes in the market. We will drive to lower lease-up time for our homes through our Manager’s relationships with local brokers and other intermediaries established in the markets where our homes are located, and through the fully-integrated marketing and leasing strategy developed by the members of the Waypoint executive team.

Based on our prior experience, we anticipate that, on average, for each non-leased home that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of December 31, 2013, which was prior to the Separation and the acquisition of the Waypoint platform, the 2,814 homes we owned for more than 180 days were approximately 65.1% leased which excludes 80 homes listed for sale.

As of December 31, 2013, the 1,998 homes that were rent ready for more than 90 days were approximately 93.6% leased.

Loan Resolution Methodologies

We and Prime employ various loan resolution methodologies with respect to our distressed and non-performing residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a distressed or non-performing residential mortgage loan is resolved will impact the amount and timing of revenue we will receive.

We expect that a portion of our distressed and non-performing residential mortgage loans will be returned to performing status primarily through loan modifications. Once successfully modified, we may consider selling these modified loans.

We believe that a majority of these distressed and non-performing residential mortgage loans will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming REO that can be added to our portfolio if they meet our investment criteria or sold through REO liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 7% and 11%, respectively, of our distressed and non-performing loans are located as of December 31, 2013 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower actions, home value, and availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that our real estate assets may decline in value in a rising interest rate environment and that our net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt and there is no accompanying increase in rates and net operating income.

The state of the real estate market and home prices will determine proceeds from any sale of homes acquired in settlement of loans. Although we generally intend to own as rental properties the assets we acquire upon foreclosure, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of distressed and non-performing residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of homes acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect our results of homes acquired in settlement of loans.

Revenue

Our revenue comes primarily from rents collected under lease agreements for our homes. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

We also expect non-rental other income from our acquired distressed and non-performing residential mortgage loans that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions such as short sales, third-party sales at foreclosure auctions and REO sales. For the year ended December 31, 2013, we had approximately $8.6 million from gains on conversion of loans to real estate assets and approximately $4.9 million of other income from loan liquidations where payment of the loan exceeded our basis in the loan.

In each of our markets, we monitor a number of factors that may impact the single-family real estate market and our residents’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely impact our rental revenue.

We expect that the occupancy of our portfolio will increase as the proportion of recently acquired homes declines relative to the size of our entire portfolio. Nevertheless, in the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired homes, maintain occupancy in the rest of our portfolio and acquire additional homes, both leased and vacant.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and renovate a home, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the home and expenses associated with resident turnover. Certain of these expenses are not under our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors.

Loan-Related Expenses

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of distressed and non-performing residential mortgage loans. We own a greater than 99% interest in the joint venture, which holds all of our distressed and non-performing residential mortgage loans.

Prime earns a fee from us equal to 3% of the value (as determined pursuant to the joint venture agreement) of the distressed and non-performing residential mortgage loans and homes we segregate into Rental Pool Assets upon distribution from the joint venture as a rental home. In connection with the asset management services that Prime provides to the joint venture, the joint venture pays Prime a monthly asset management fee equal to 0.167% of the aggregate net asset cost to the joint venture of the then existing assets. Prime’s portion of all cash flow or income distributions from the joint venture with respect to Non-Rental Pool Assets is equal to: (1) Prime’s Percentage Interest until we and Prime realize through distributions a 10% IRR (as defined in the joint venture agreement); (2) 20% of any remaining distributable funds until we and Prime realize through distributions a cumulative 20% IRR; and (3) 30% of any remaining distributable funds. All other funds distributed by the joint venture with respect to Non-Rental Pool Assets are distributed to us.

Property Management and Acquisition Sourcing Companies

Our Manager provides most of our property management services internally. However, in certain markets where we do not own a large number of homes, our Manager utilizes strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. In addition, our Manager utilizes strategic relationships with regional and local partners to exclusively assist us in identifying individual home acquisition opportunities within our target parameters in our target markets.

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of property management expenses internally through our Manager. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement with our Manager. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we will pay the fees described in Our Manager.

Income Taxation

We intend to elect to qualify as a REIT commencing with our taxable year ending on December 31, 2014. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the IRS code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property, and any income or gain derived through our TRSs will be subject to U.S. federal corporate income taxes.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described below:

Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows.

Residential Real Estate

Property acquisitions are evaluated to determine whether they meet the definition of a business combination or of an asset acquisition under GAAP. For asset acquisitions, we capitalize (1) pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred, and (2) closing and other direct acquisition costs. We then allocate the total cost of the property including acquisition costs, between land and building based on their relative fair values, generally utilizing the relative allocation that was contained in the property tax assessment of the same or a similar property, adjusted as deemed necessary.

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of single-family homes were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our financial statements was immaterial. Accordingly, we have revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of single-family homes without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013 were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Real estate under development in the accompanying consolidated balance sheets represents aggregate carrying amount of properties that are being prepared for their intended use.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for furniture and fixtures.

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings over 30 years, and we depreciate furniture and fixtures over five years. Land is not depreciated.

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in homes values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value we primarily consider local BPOs, but also consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our held for sale and held for use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $1.2 million and $0.5 million during the year ended December 31, 2013 and from the period May 23, 2012 (inception) to December 31, 2012, respectively.

Non-Performing Residential Loans

We have purchased pools of distressed and non-performing residential mortgage loans, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant.

Our distressed and non-performing residential mortgage loans are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. During the year ended December 31, 2013 and from the period May 23, 2012 (inception) to December 31, 2012, respectively, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as Gains from the conversion of loans into real estate in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the year ended December 31, 2013 we converted $24.7 million in non-performing loans into $33.3 million in real estate assets that resulted in a gain of $8.6 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a gain on loan liquidations.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and HOA dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

Revenue Recognition

Rental revenue attributable to residential leases is recorded when due from residents, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on the aging and collectability of the receivables. We generally do not require collateral other than resident security deposits.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Recent Accounting Pronouncements

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each year-end since our inception. During the year ended December 31, 2013, we increased our home portfolio by 4,645 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of December 31, 2013 and 2012.

(dollar amounts in thousands)	As of December 31, 2013	As of December 31, 2012
Homes acquired	5,471	826
Distressed and non-performing residential loans acquired	1,714	482

Total	7,185	1,308

Cost basis of acquired homes	$755,083	$99,614
Cost basis of acquired distressed and non-performing residential loans	214,965	68,106

Total	$970,048	$167,720

Results of Operations

Comparisons of 2013 to 2012 are not meaningful because we had just begun acquiring and leasing homes during 2012.

Consolidated Statements of Operations Data

in thousands, except per share amounts	Year Ended, December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Revenues
Rental revenues	$16,793	$431
Other property revenues	311	11

Total property revenues	17,104	442
Expenses
Mortgage loan servicing cost	6,065	—
Property operating and maintenance	10,614	164
Real estate taxes and insurance	5,049	184
Investment management fees and expenses	6,305	681
General and administrative	17,182	1,295
Acquisition pursuit costs and property management engagement costs	2,816	2,379
Depreciation and amortization	6,115	213
Impairment of real estate	1,174	459

Total expenses	55,320	5,375

Operating loss	(38,216)	(4,933)

Other income
Gain on sales of investments in real estate, net	1,221	586
Gain on loan liquidations	4,861	—
Gain on sales of loans	278	75
Gain on conversion of loans into real estate	8,624	—

Total other income	14,984	661

Loss before income taxes	(23,232)	(4,272)
Income tax expense	252	152

Net loss	(23,484)	(4,424)
Net income attributable to non-controlling interests	60	—

Net loss attributable to Starwood Waypoint Residential Trust	$(23,424)	$(4,424)

Net loss per common share

Basic and diluted	$(23,424)	$(4,424)

Fiscal Year ended December 31, 2013

During the year ended December 31, 2013, we continued to be focused primarily on growing our portfolio through acquisitions, preparing our investments for their intended use and leasing our homes. During the year ended December 31, 2013, we signed 2,712 leases, which consisted primarily of new leases. We operated at a net loss and expect this to continue for the near-to-medium term, excluding anticipated gains from investment liquidations, unless and until our investment portfolio attains a level of stabilization (i.e., investments leased to qualified residents at sufficient rents) that generates net rental revenue that surpasses the expenses of growing and stabilizing the portfolio, as well as the costs of engaging any necessary property management companies and partners, which was a more relevant cost category from our inception through the first quarter of 2013.

The main components of our approximately $23.5 million net loss during the year ended December 31, 2013 were as follows:

Revenue and property expenses

In connection with the operation of our portfolio, we earned rental revenue of approximately $16.8 million and incurred property operating and maintenance expenses of approximately $10.6 million, and real estate taxes and insurance expenses of approximately $5.0 million. We incurred bad debt expense of $1.0 million during the year ended December 31, 2013.

Mortgage loan servicing costs

We incurred mortgage loan servicing costs of approximately $6.1 million, which represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our distressed and non-performing residential mortgage loan portfolio. As we expect to liquidate the majority of our Non-Rental Pool Assets (which aggregated $161.3 million as of December 31, 2013) over the next 12-18 months, these costs should decrease over the longer-term unless we acquire additional distressed and non-performing residential mortgage loans. We had no mortgage loan servicing costs during the period from May 23, 2012 (inception) to December 31, 2012. Our loan portfolio increased by 1,232 loans during the year ended December 31, 2013.

Management fees

We incurred investment management fees and expenses of approximately $6.3 million, which represent the fees and reimbursable expenses incurred under the service contracts with our property management companies and under our partnership with Prime. The $5.6 million increase over the prior year was a result of increased number of homes for which our property managers oversee on our behalf.

General and Administrative

We also incurred general and administrative expenses of approximately $17.2 million, the vast majority of which represents the following costs incurred by Starwood Property Trust on our behalf, which have been allocated to us in connection with the preparation of our consolidated financial statements: $8.7 million and $2.4 million of base management fees and incentive fees; $0.9 million of employee compensation; and $0.1 million of professional fees. Additionally, we incurred $2.4 million of general and administrative expenses not included in the Starwood Property Trust’s allocated expenses, which includes (i) approximately $0.9 million of general miscellaneous third party REO administrative costs, (ii) $0.8 million in audit and tax preparation fees, and (iii) $0.7 million in legal, consulting and professional fees. We also incurred $2.7 million of costs related to the Separation.

Other income

We realized an aggregate net gain of $15.0 million from a combination of property sales and the liquidation of non-performing loans and the conversion of loans into homes. The investments sold or otherwise liquidated generally represented (1) individual homes acquired as part of a pool for which sale or liquidation was deemed to be the preferred strategy, (2) Non-Rental Pool Assets, and (3) Rental Pool Assets which went to foreclosure auctions at which a third-party bid exceeded our bid for the underlying home. As we expect to liquidate the majority of our Non-Rental Pool Assets (which aggregated $161.3 million as of December 31, 2013) over the next 12-18 months, and since we expect to dispose of additional homes, we expect to realize additional such gains in the foreseeable future barring a significant decline in the market values of the assets being sold. The sales of properties are typically executed through a TRS and are therefore subject to corporate tax.

Impairments

We realized an aggregate impairment charge of $1.2 million related to our real estate assets for the year ended December 31, 2013.

Period from May 23, 2012 (Inception) through December 31, 2012

During the period from May 23, 2012 (inception) through December 31, 2012, we were focused primarily on continuing to acquire investments, preparing our investments for their intended use and establishing various investment management agreements with third parties and our partnership agreement with Prime. During this period, we signed 268 leases, all of which were new leases. We incurred $0.1 million in leasing commissions associated with these new leases. We operated at a net loss and expect this to continue for the near-to-medium term, excluding anticipated gains from investment liquidations, unless and until our investment portfolio attains a level of stabilization (i.e., investments leased to qualified residents at sufficient rents) that generates net rental revenue that surpasses the expenses of growing the portfolio and engaging any necessary property management companies and partners.

The main components of our approximately $4.4 million net loss during this period were as follows:

Revenue and property expenses

In connection with the operation of our portfolio, we earned rental revenue of approximately $0.4 million and incurred property operating and maintenance expenses of approximately $0.1 million, real estate taxes and insurance expenses of approximately $0.2 million and depreciation expense of approximately $0.2 million.

Property management costs

In connection with our real estate and loan acquisitions and engaging property management companies and forming a partnership, we incurred and expensed costs of approximately $2.4 million in the aggregate.

Management fees

We incurred investment management fees and expenses of approximately $0.7 million, which represent the fees due to property management companies and Prime for directly managing our investment portfolio and certain contractually reimbursable expenses incurred by these managers.

General and Administrative

We also incurred general and administrative expenses of approximately $1.3 million, of which substantially all has been allocated from Starwood Property Trust to us and represent direct costs of our operations that Starwood Property Trust paid on our behalf and a portion of certain indirect costs that was estimated to be attributable to us. The allocated indirect costs include a portion of management fees paid to Starwood Property Trust’s manager and computer service, compensation and audit and tax costs.

Other income

We sold various investments in real estate and loans at a net gain of approximately $0.7 million. The sales of property are typically executed through a TRS and are therefore subject to corporate tax.

Impairments

We experienced real estate impairments of approximately $0.5 million. These impairments are related to specific homes that we acquired through a competitive bid process where we had very limited access to the homes, and, after accessing the specific homes or otherwise obtaining additional information on such homes, we determined that their estimated fair values were less than their respective carrying amounts and that we were unlikely to recover our basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our shareholders. Our near-term liquidity requirements consist primarily of purchasing our target assets, investing in our homes to get them ready for their intended use and making distributions to our shareholders as necessary to comply with the REIT requirements.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes or HOA fees in arrears. In addition, we also regularly make significant capital expenditures to renovate and maintain our properties. Our ultimate success will depend in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

On February 5, 2014, we entered into a $500.0 million secured revolving credit facility with Citibank, N.A. The credit facility has a three-year term and is set to mature on February 3, 2017, subject to a one-year extension option which would extend the maturity date to February 5, 2018. The credit facility has a variable interest rate of LIBOR plus a spread which will equal 3.00% during the first three years and then 4.00% during any extended term, subject to a default rate of an additional 5.00% on amounts not paid when due. The Borrower under the credit facility is Starwood Waypoint Borrower, LLC, a special purpose entity specifically created for purposes of the facility and which is the indirect owner of substantially all of our single-family homes. The facility is secured by all of the assets of the Borrower and its subsidiaries and also by a pledge of the Borrower’s equity. Availability under the facility is limited by percentage formulas against the lower of the Borrower’s acquisition cost of a home or its value as established by an independent BPO. The credit facility contains customary terms, conditions precedent, affirmative and negative covenants, limitation and other condition for facility of this type, including requirements for cash reserves and restriction on incurring additional indebtedness, creation of liens, mergers, and fundamental changes, sales or capital expenditures.

In connection with the credit facility, our operating partnership has provided Citibank, N.A. with a limited recourse guaranty agreement pursuant to which the operation partnership agreed to indemnify the lender against specified losses due to fraud, misrepresentations, misapplication of funds, physical waste, breaches or specified representation warranties and covenants, as well as guaranty the entire amount of the facility in the event that the Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being consolidated with any other entity that is subject to a bankruptcy proceeding.

On March 11, 2014, we, as guarantor of PrimeStar Fund LP, a limited partnership in which we own indirectly, the majority of the general partnership and limited partnership interests and Wilmington Savings Fund Society, not in its individual capacity but solely as trustee of PrimeStar Trust, a trust in which we own, indirectly, the majority of beneficial trust interests, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The repurchase agreement will be used to finance the acquisition of pools or groups of mortgage loans secured by residential real property and related residential real property by us and our wholly-owned subsidiaries. The repurchase agreement and the ancillary transaction documents provide maximum financings of up to $350.0 million. Advances under the repurchase agreement accrue interest at a per annum pricing rate based on 30 day LIBOR (or a conduit costs of funds rate if a buyer-sponsored conduit is utilized) plus a spread of 3.00%. During the existence of an Event of Default (as defined in the repurchase agreement), interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional spread of 3.00%. The initial maturity date of the facility is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar LP upon the satisfaction of certain conditions set forth in the repurchase agreement and ancillary transaction documents. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants including the following financial covenants applicable to us: (i) our adjusted tangible net worth shall not (A) decline by 35% or more during a calendar year, (B) decline by 25% or more during any calendar quarter, (C) decline by more than 50% of our highest adjusted tangible net worth from and after the date of the repurchase agreement or (D) be less than $400.0 million (exclusive of our interest in mortgage loans and residential real properties pledged under the facility); (ii) our ratio of total indebtedness to adjusted tangible net worth shall not be greater than 3.0 to 1.0; and (iii) our cash liquidity shall not be less than the greater of (A) $30.0 million and (B) 10% of our total indebtedness.

In addition, we expect to strategically liquidate a significant portion of our investments. Under on our joint venture agreement with Prime with respect to the joint venture that owns all of our distressed and non-performing residential mortgage loans, we designate acquired distressed and non-performing residential mortgage loans as being either (1) Rental Pool Assets, for which intended strategy is to convert the distressed and non-performing residential mortgage loans into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the distressed and non-performing residential mortgage loans into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the distressed and non-performing residential mortgage loans, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $161.3 million as of December 31, 2013, over the next 12-18 months.

To date, we have not declared any distributions. To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of Maryland law, we intend to pay quarterly dividends to our shareholders, if and to the extent authorized by our board of trustees. Any future distributions payable are indeterminable at this time.

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations for the year ended December 31, 2013 and during the period from May 23, 2012 (inception) through December 31, 2012 were reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $774.0 million for the year ended December 31, 2013 due primarily to the $534.0 million and $90.0 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $169.9 million, net of repayment of loans of $16.2 million, spent on acquiring distressed and non-performing residential mortgage loans. Our net cash related to financing activities is generally impacted by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Since inception, substantially all of our cash flows from financing activities were due to equity contributions, which totaled $821.8 million, net of distributions, and $155.3 million for the year ended December 31, 2013 and during the period from May 23, 2012 (inception) through December 31, 2012, respectively.

As of December 31, 2013, all of the homes acquired by us were purchased with equity contributed from Starwood Property Trust. For our purchase of the 707 homes from Waypoint Fund XI, LLC (“Waypoint Fund XI”) on March 3, 2014 for $144.0 million, we used proceeds from our $500.0 million credit facility. Our recent acquisitions of 496 non-performing loans for $101.3 million were purchased with proceeds from our $350.0 million warehouse facility.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations:

in thousands	2013	Thereafter	Total
Home purchase Obligations(1)	$7,770	$—	$7,770
NPL purchase Obligations	101,300	—	101,300

Total	$109,070	$—	$109,070

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement as it does not have fixed and determinable payments, and we did not enter into the Management Agreement until after the year ended December 31, 2013. In addition, the table above does not give effect to the subsequent events described in Note 11 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we will be exposed to are real estate risk and interest rate risk. In the near term, virtually all of our assets will be comprised of homes and distressed and non-performing residential mortgage loans. The primary driver of the value for these investments is the fair value of the real estate.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing);

construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer material losses.

Interest Rate Risk

We are exposed to interest rate risk from (1) our acquisition and ownership of distressed and non-performing residential mortgage loans and (2) debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of our distressed and non-performing residential mortgage loans and homes underlying such loans as well as our financing interest rate expense.

We currently do not intend to hedge the risk associated with our distressed and non-performing residential mortgage loans and homes underlying such loans. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.

Item 8.	Financial Statements and Supplementary Data.

In dex to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Starwood Waypoint Residential Trust

Oakland, CA

We have audited the accompanying consolidated balance sheets of Starwood Waypoint Residential Trust and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2013 and for the period from May 23, 2012 (date of inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Waypoint Residential Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from May 23, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 28, 2014

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31, 2013	As of December 31, 2012
ASSETS
Investments in real estate
Land	$88,826	$6,061
Building and improvements	349,532	24,258
Development costs	306,557	68,879
Real estate held for sale	10,168	416

Total	755,083	99,614
Less accumulated depreciation	(5,730)	(213)

Investments in real estate, net	749,353	99,401
Non-performing loans	214,965	68,106
Resident and other receivables, net	1,261	49
Cash and cash equivalents	44,613	8,152
Restricted cash	3,331	223
Other assets	4,885	6,050

Total assets	$1,018,408	$181,981

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$22,434	$1,292
Resident security deposits and prepaid rent	3,918	229

Total liabilities	26,352	1,521

Commitments and contingencies (Note 10)
Equity:
Starwood Waypoint Residential Trust shareholder equity
Common shares $0.01 par value, 1,000 authorized, issued and outstanding	—	—
Additional paid-in capital	1,018,267	184,384
Accumulated deficit	(27,848)	(4,424)

Total Starwood Waypoint Residential Trust shareholder equity	990,419	179,960
Non-controlling interests	1,637	500

Total equity	992,056	180,460

Total liabilities and equity	$1,018,408	$181,981

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended, December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Revenues
Rental revenues	$16,793	$431
Other property revenues	311	11

Total property revenues	17,104	442
Expenses
Mortgage loan servicing cost	6,065	—
Property operating and maintenance	10,614	164
Real estate taxes and insurance	5,049	184
Investment management fees and expenses	6,305	681
General and administrative	17,182	1,295
Acquisition pursuit costs and property management engagement costs	2,816	2,379
Depreciation and amortization	6,115	213
Impairment of real estate	1,174	459

Total expenses	55,320	5,375

Operating loss	(38,216)	(4,933)

Other income
Gain on sales of investments in real estate, net	1,221	586
Gain on loan liquidations	4,861	—
Gain on sales of loans	278	75
Gain on conversion of loans into real estate	8,624	—

Total other income	14,984	661

Loss before income taxes	(23,232)	(4,272)
Income tax expense	252	152

Net loss	(23,484)	(4,424)
Net loss attributable to non-controlling interests	60	—

Net loss attributable to Starwood Waypoint Residential Trust	$(23,424)	$(4,424)

Net loss per common share
Basic and diluted	$(23,424)	$(4,424)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

	Number of Common Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Total Starwood Waypoint Residential Trust Equity	Non- Controlling Interests	Total Equity
Balance, May 23, 2012 (Inception)	—	$—	$—	$—	$—	$—	$—
Owner’s contributions	1,000	—	184,384	—	184,384	—	184,384
Other contributions	—	—	—	—	—	500	500
Net loss	—	—	—	(4,424)	(4,424)	—	(4,424)

Balance, December 31, 2012	1,000	—	184,384	(4,424)	179,960	500	180,460
Owner’s contributions	—	—	846,780	—	846,780	1,300	848,080
Owner’s distributions	—	—	(12,897)	—	(12,897)	(103)	(13,000)
Net loss	—	—	—	(23,424)	(23,424)	(60)	(23,484)

Balance, December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$990,419	$1,637	$992,056

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	For the Year Ended December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Cash flow from operating activities:
Net loss	$(23,484)	$(4,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,115	213
Gain on sales of investment real estate, net	(1,221)	(586)
Gain on loan liquidations	(4,861)	—
Gain on sale of loans	(278)	(75)
Gain on conversion of loans into real estate	(8,624)	—
Allowance for doubtful accounts	1,017	—
Impairment of real estate	1,174	459
Allocated expenses from Starwood Property Trust (Note 9)	12,131	1,561
Changes in assets and liabilities:
Resident and other receivables	(2,228)	(49)
Other assets	(1,627)	(487)
Accounts payable and accrued expenses	8,855	730
Resident security deposits and prepaid rent	3,687	229
Restricted cash	(3,108)	(223)

Net cash used in operating activities	(12,452)	(2,652)

Cash flows from investing activities:
Purchases of real estate	(534,018)	(70,564)
Additions to real estate	(90,018)	(4,863)
Proceeds from sale of real estate	14,228	4,729
Purchases of loans	(186,123)	(68,999)
Liquidation and other proceeds on loans	16,243	—
Principal repayments on loans	2,983	34
Proceeds from sale of loans	475	191
Decrease (increase) in purchase deposits	2,194	(5,563)

Net cash used in investing activities	(774,036)	(145,035)

Cash flows from financing activities:
Contributions from non-controlling interests	1,300	500
Distributions to non-controlling interests	(103)	—
Capital contributions	834,649	155,339
Capital distributions	(12,897)	—

Net cash provided by financing activities	822,949	155,839

Net change in cash and cash equivalents	36,461	8,152
Cash and cash equivalents at beginning of the year	8,152	—

Cash and cash equivalents at end of the year	$44,613	$8,152

Supplemental disclosure of cash flow information
Cash paid for income taxes	$461	$200
Non-cash investing activities
Accrued capital expenditures	$12,289	$559
Loan basis converted to real estate	$24,702	$743
Non-cash financing activities
Property contributed from parent	$—	$27,484
Deemed capital contribution from Starwood Property Trust (Note 9)	$12,131	$1,561

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations

Ownership and Organization

We are a Maryland real estate investment trust formed primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term, primarily through dividends and secondarily through capital appreciation.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. A significant portion of our initial home portfolio is located in Florida, Georgia and Texas, although we have made, and/or intend to pursue, acquisitions in other states as well, including Arizona, California, Colorado and Illinois. We identify and pursue individual home acquisition opportunities through a number of sources, MLS, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase distressed and non-performing residential mortgage loans at significant discounts to their most recent BPO provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by Starwood Property Trust to own single-family residential rental homes and distressed and non-performing residential mortgage loans. On January 31, 2014, Starwood Property Trust completed the Separation of us to its stockholders. Its stockholders received one of our common shares for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014 and Starwood Property Trust no longer holds any of our common shares. In connection with the Separation, 39.1 million of our common shares were issued, which had a closing market price on the NYSE of $28.35 per share on March 27, 2014.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the OP units in our operating partnership.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2014. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Description of Business

We are externally managed and advised by our Manager. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman. We entered into the Management Agreement with our Manager effective on February 3, 2014. Our Manager will implement our business and growth strategies and perform certain services for us, subject to oversight by our board of trustees. Our Manager is responsible for, among other duties, (1) identifying homes and distressed and non-performing residential mortgage loans for acquisition, including by supervising the regional and local partners with whom we have entered into strategic relationships, (2) acquiring homes and distressed and non-performing residential mortgage loans, (3) supervising its employees with respect to the conversion of our acquisitions into rental homes and the subsequent renovation, leasing, maintenance and other property management of our rental homes, (4) financing our acquisitions and activities related thereto and (5) providing us with investment advisory services. In addition, our Manager has an investment committee that will oversee compliance with our investment policies, business and growth strategies and financing strategy.

Our Manager utilizes strategic relationships with regional and local partners and local property management companies to exclusively assist us in identifying individual home acquisition opportunities within our target parameters in our target markets. In addition, in certain markets where we do not own a large number of homes, our Manager utilizes strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. We compensate our regional and local partners and property management companies directly based on negotiated market rates, and such compensation constitutes a reimbursable expense under the Management Agreement. Acquisition sourcing is based on our contractual arrangements, which generally have one-year terms with month-to-month renewals.

We also have formed a partnership with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of distressed and non-performing residential mortgage loans. We and Prime formed the partnership for the purposes of: (1) acquiring pools or groups of distressed and non-performing residential mortgage loans and homes either (A) from the sellers of such distressed and non-performing residential mortgage loans who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) foreclosure, deed-in-lieu of foreclosure or other similar process with respect to certain distressed and non-performing residential mortgage loans; (2) converting distressed and non-performing residential mortgage loans to performing residential mortgage loans through modifications, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. As of December 31, 2013 and December 31, 2012, we owned approximately 99% of this partnership and accounted for it as a consolidated subsidiary.

Geographic Concentrations

We hold significant concentrations of homes and distressed and non-performing residential mortgage loans with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Homes

MSA	As of December 31, 2013	As of December 31, 2012
Miami-Fort Lauderdale-Pompano Beach, FL	28%	31%
Houston-Sugar Land-Baytown, TX	14%	21%
Dallas-Fort Worth-Arlington, TX	8%	16%
Atlanta-Sandy Springs-Marietta, GA	16%	4%

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distressed and Non-Performing Residential Mortgage Loans

Region(1)	As of December 31, 2013	As of December 31, 2012
South Atlantic (DC, DE, FL, GA, MD, NC, SC, VA, WV)	54%	19%
Middle Atlantic (NJ, NY, PA)	20%	37%
Pacific (AK, CA, HI, OR, WA)	11%	17%
East North Central (IL, IN, MI, OH, WI)	5%	11%

(1)	Region is presented for the distressed and non-performing residential mortgage loan portfolio as the MSA dispersion is significantly greater than that of our real estate. As such, disclosure of distressed and non-performing residential mortgage loan concentrations by MSA would have been less meaningful than the presentation above. On March 27, 2013, we funded a $104.1 million pool of distressed and non-performing residential mortgage loans which significantly changed the geographic concentrations of our distressed and non-performing residential mortgage loans due to the size of the transaction relative to our existing portfolio.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include accounts and those of our wholly and majority-owned subsidiaries. Intercompany amounts have been eliminated. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The most significant estimate that we make is of the fair value of our properties and distressed and non-performing residential mortgage loans. While it is typically not a highly subjective estimate on a per-unit basis given the usual availability of comparable property sale and other market data, these fair value estimates significantly impact the financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets.

The non-controlling interest in a consolidated subsidiary is the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheet. In addition, the accompanying consolidated statements of operations include the allocation of our net loss to the non-controlling interest holders in Prime.

Certain immaterial amounts related to other income have been reclassified to other revenue to conform to current presentation. The amount for fiscal year 2013 is $0.3 million and insignificant for the period May 23, 2012 (inception) to December 31, 2012.

Segment Reporting

We are focused primarily on acquiring homes and distressed and non-performing residential mortgage loans and currently operate in one reportable segment.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions with high credit quality in order to minimize our credit loss exposure. At times, these balances exceed federally insurable limits.

Restricted Cash

Restricted cash is comprised of resident security deposits held by us.

Investments in Real Estate

Property acquisitions are evaluated to determine whether they meet the definition of a business combination or of an asset acquisition under GAAP. For asset acquisitions, we capitalize (1) pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred, and (2) closing and other direct acquisition costs. We then allocate the total cost of the property including acquisition costs, between land and building based on their relative fair values, generally utilizing the relative allocation that was contained in the property tax assessment of the same or a similar property, adjusted as deemed necessary.

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of single-family homes were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our financial statements was immaterial. Accordingly, we have revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of single-family homes without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013 were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Real estate under development in the accompanying consolidated balance sheets represents aggregate carrying amount of properties that are being prepared for their intended use.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for furniture and fixtures.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings over 30 years, and we depreciate furniture and fixtures over five years. Land is not depreciated.

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in homes values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value we consider comparable home sales or appraisals. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our held for sale and held for use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $1.2 million and $0.5 million during the year ended December 31, 2013 and from the period May 23, 2012 (inception) to December 31, 2012, respectively.

Non-Performing Loans

We have purchased pools of distressed and non-performing residential mortgage loans, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant.

Our distressed and non-performing residential mortgage loans are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments, As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. During the year ended December 31, 2013 and from the period May 23, 2012 (inception) to December 31, 2012, respectively, no impairments have been recorded on any of our loans.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as Gains from the conversion of loans into real estate in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the year ended December 31, 2013, we converted $24.7 million in non-performing loans into $33.3 million in real estate assets that resulted in a gain of $8.6 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a gain on loan liquidations.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and HOA dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results.

Revenue Recognition

Rental revenue attributable to residential leases is recorded when due from residents, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and current credit status. We generally do not require collateral other than resident security deposits. There was $1.0 million in allowance for doubtful accounts as of December 31, 2013 and no allowance for doubtful accounts for the year ended December 31, 2012. These amounts are recorded under property operating expenses in the consolidated statements of operations.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss Per Share

We calculate basic loss per share by dividing net loss attributable to us for the period by the weighted average number of common shares outstanding for the period. As of December 31, 2013 and December 31, 2012, no participating or dilutive instruments existed.

Comprehensive Income

We had no items of other comprehensive income, so our comprehensive loss is the same as our net loss for all periods presented.

Income Taxes

We intend to elect to be taxed as a REIT under the Code, as amended, and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and share ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We recorded a provision for federal and state income taxes of $0.3 million and $0.2 million related to the activities in our TRSs during the year ended December 31, 2013 and from the period May 23, 2012 (inception) to December 31, 2012, respectively.

Note 3. Fair Value Measurements

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability. These may include quoted prices for similar items, interest rates, speed of prepayments, credit risk and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits: Fair values approximate carrying values due to their short-term nature. These valuations have been classified as Level I.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		For the Year Ended December 31, 2013
		Pre-Impairment Amount	Total Losses	Fair Value
Residential real estate	Level III	$5,641	$(1,174)	$4,467

		Period from May 23, 2012 (inception) through December 31, 2012
		Pre-Impairment Amount	Total Losses	Fair Value
Residential real estate	Level III	$2,616	$(459)	$2,157

The following table presents the amount of non-performing loans converted to real estate measured at fair value on a non-recurring basis during the year ended December 31, 2013 (amounts in thousands). Additionally, there were no such conversions for the period from May 23, 2012 (inception) through December 31, 2012.

Nonrecurring basis (assets)		Carrying Value	Realized Gains	Fair Value
Transfer of non-performing loans into homes	Level III	$24,702	$8,614	$33,316

The following table presents the fair value of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands).

		December 31, 2013		December 31, 2012
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Non-performing residential loans	Level III	$214,965	$223,861	$68,106	$68,106

Total financial assets carried at fair value		$214,965	$223,861	$68,106	$68,106

Note 4. Net Loss per Share

	For the Year Ended December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Net loss attributable to Starwood Waypoint Residential Trust	$(23,424,000)	$(4,424,000)
Basic and diluted weighted average shares outstanding	1,000	1,000
Basic and diluted net loss per share	$(23,424)	$(4,424)

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012:

(in thousands)
Balance as of May 23, 2012 (Inception)	$—
Acquisitions	98,048
Real estate converted from loans	743
Capitalized expenditures	5,422
Basis of real estate sold	(4,140)
Impairment of real estate	(459)

Balance as of December 31, 2012	99,614
Acquisitions	534,018
Real estate converted from loans	33,326
Capitalized expenditures	102,307
Basis of real estate sold	(13,008)
Impairment of real estate	(1,174)

Balance as of December 31, 2013	$755,083

Note 6. Non-Performing Loans

We hold our non-performing loans within a consolidated subsidiary that we established with Prime. We hold a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary’s day-to-day operations. Should this subsidiary realize future returns in excess of specific thresholds, Prime may receive incremental incentive distributions in excess of their ownership interest.

The following table summarizes transactions within our non-performing loans for the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012:

(in thousands)
Balance as of May 23, 2012 (inception)	$—
Acquisitions	68,999
Basis of loans sold	(116)
Loans converted to real estate	(743)
Loan liquidations	(34)

Balance as of December 31, 2012	68,106
Acquisitions	186,123
Basis of loans sold	(197)
Loans converted to real estate	(24,702)
Loan liquidations	(14,365)

Balance as of December 31, 2013	$214,965

Note 7. Rental Revenue

Homes are leased to residents under operating leases with initial expiration dates ranging from 2014 to 2015. Under our standard lease terms, the residents are generally responsible for paying utilities, and we are generally responsible for paying property taxes and insurance, HOA fees and property repairs above specified thresholds.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The future minimum rental revenue to be received from residents as of December 31, 2013 is as follows:

(in thousands)
2014	$40,056
2015	17,245
2016	—
2017	—
2018	—
Thereafter	—

$57,301

Note 8. General and Administrative

The significant components of general and administrative expenses were as follows (in thousands):

	For Year Ended, December 31, 2013	Period from May 23, 2012 (inception) through December 31, 2012
Expenses allocated from Starwood Property Trust (refer to Note 9)	$12,109	$1,291
Costs incurred related to spin-off transaction	2,652	—
Other	2,421	4

	$17,182	$1,295

Note 9. Related Party Transactions

The accompanying consolidated statements of operations include the following expenses which have been allocated from Starwood Property Trust to us. The allocated expenses generally represent (1) certain invoices that Starwood Property Trust paid on our behalf and (2) the portion of certain expenses that were incurred by Starwood Property Trust which are estimated to have been attributable to us. Starwood Property Trust has not and does not expect to demand payment from us for these expenses; rather, we believe the allocation of these expenses is considered appropriate under the SEC guidelines for Carve-Out financial statements, as we believe that there is reasonable basis for the allocations. The amounts included in the following table are reflected as increases to the respective expense captions in the consolidated statements of operations, with a corresponding increase to capital contributions in the consolidated statements of equity, amounts in thousands.

Type of Expense Incurred	Amount allocated to us for the Year Ended December 31, 2013	Amount allocated to us for the period from May 23, 2012 (inception) through December 31, 2012
General and administrative	$12,109	$1,291
Real estate pre-acquisition costs	$22	$270

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

General and Administrative

The amount of general and administrative expenses in the table above represents the allocation of management fees and other general and administrative expenses as described below.

Management Fees

Starwood Property Trust has a management agreement with its manager. Under the Starwood Property Trust management agreement, the Starwood Property Trust manager, subject to the oversight of Starwood Property Trust’s board of directors, is required to manage its day-to-day activities, for which Starwood Property Trust’s manager receives a base management fee and is eligible for share awards.

The base management fee is 1.5% of Starwood Property Trust’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash.

The amount of management fees allocated to us for the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012 was $8.7 million and $0.5 million, respectively, which is equal to the weighted-average equity invested into us by Starwood Property Trust, multiplied by 1.5% per annum, plus an allocation (based upon relative equity balances) of share-based compensation in the amount of $2.4 million and $0.2 million, respectively, related to share-based awards from Starwood Property Trust to our Manager. The allocated management fees are included in general and administrative expense in our consolidated statements of operations.

Other General and Administrative

The portion of Starwood Property Trust’s other general and administrative expenses that were allocated to us totaled $1.0 million and $0.6 million for the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012, respectively. Such expenses include (1) general and administrative costs directly related to our operations that were paid by Starwood Property Trust on our behalf, which included certain computer services and employee recruiting costs and (2) the allocation of a portion of certain costs that were estimated to be attributable to us, including compensation costs, which were allocated based upon the percentage of certain individuals’ time that was dedicated to us, auditing and tax services and the cost of corporate level insurance.

Note 10. Commitments and Contingencies

Purchase Commitments

As of December 31, 2013 and 2012, we had executed agreements to purchase properties in 61 and 91 separate transactions, respectively, for an aggregate purchase price of $7.8 million and $11.4 million, respectively. As of December 31, 2013, we had contracted to purchase non-performing loans for a total purchase price of $101.3 million related to 496 homes.

Legal and Regulatory

From time to time, we may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of our business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, we have no legal or regulatory claims that would have a material effect on our consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Subsequent Events

Acquisition of Homes and Non-Performing Loans

Subsequent to December 31, 2013, we have continued to purchase distressed and non-performing residential mortgage loans and homes. For the period from January 1, 2014 through March 14, 2014, and as of March 14, 2014, we had acquired an aggregate of 2,172 additional owned homes and homes underlying distressed and non-performing residential mortgage loans, including (1) 1,676 homes acquired with an aggregate acquisition cost of approximately $254.6 million which is inclusive of the purchase from Waypoint Fund XI of 707 homes for $144.0 million, and (2) distressed and non- performing residential mortgage loans acquired with an approximately unpaid principal balance of $151.5 million and a total purchase price of $101.3 million that are secured by first liens on 496 homes.

Equity Incentive Plans

On January 16, 2014, we adopted: (i) the Equity Plan, which provides for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors and consultants and employees of our external Manager, (ii) the Manager Equity Plan, which provides for the issuance of our common shares and common share-based awards to our Manager; and (iii) the Non-Executive Trustee Share Plan, which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

Equity Plan

We adopted the Equity Plan, which provides for the grant of options, restricted common shares, share appreciation rights (“SARs”), RSUs, long term incentive plan units (“LTIP units”), dividend equivalent rights and other equity-based awards to our trustees, officers advisors or consultants, including employees of our Manager or its affiliates. LTIP units are a special class of limited partnership units in our operating partnership that are structured to qualify as profits interests for tax purposes, with the result that at issuance they have no capital account in our operating partnership. Any LTIP units issued by our operating partnership may be subjected to vesting requirements as determined by the compensation committee.

Non-Executive Trustee Share Plan

We adopted the Non-Executive Trustee Share Plan which provides for the issuance of restricted or unrestricted common shares or RSUs.

We reserved a total of 200,000 shares for issuance under the Non-Executive Trustee Share Plan. Each award of restricted shares or RSUs will be subject to such restrictions as will be set forth in the applicable award agreement.

Management Agreement

On January 31, 2014, we entered into the Management Agreement with our Manager pursuant to which, among other things, our Manager administers our business activities and day-to-day operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines and other policies that are approved and monitored by our board of trustees.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of trustees in

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

following or declining to follow its advice or recommendations or, if applicable, that of Starwood Capital Group Management, L.L.C.

Co-Investment and Allocation Agreement

On January 31, 2014, we entered into a co-investment and allocation agreement with Starwood Capital Group Global, L.P. and our Manager pursuant to which, among other things, our Manager and Starwood Capital Group will provide us with certain rights to invest in target assets (as defined in the co-investment and allocation agreement).

Governance Rights Agreement

On January 31, 2014, we entered into a governance rights agreement with Starwood Capital Group and Waypoint Real Estate Group Holdco, LLC (“Waypoint Holdco”), pursuant to which, among other things, Starwood Capital Group and Waypoint Holdco will establish their respective governance rights and certain obligations with respect to our operations.

Share Issuances

On February 4, 2014, we granted: (i) each of our independent trustees, Thomas M. Bowers, Richard D. Bronson, Michael D. Fascitelli, Jeffrey E. Kelter and Christopher B. Woodward, 1,666 restricted common shares under our Non-Executive Trustee Share Plan; (ii) Gary M. Beasley, our Co-Chief Executive Officer, 34,666 RSUs under our Equity Plan; (iii) Douglas R. Brien, our Co-Chief Executive Officer, 26,666 RSUs under our Equity Plan; (iv) Colin T. Weil, our Chief Investment Officer, 18,666 RSUs under our Equity Plan; (v) Nina A. Tran, our Chief Financial Officer, 10,000 RSUs under our Equity Plan; (vi) Scott T. Gable, our Chief Operating Officer, 6,666 RSUs under our Equity Plan; (vii) S. Ali Nazar, our Chief Technology Officer, 6,666 RSUs under our Equity Plan; and (viii) Tamra D. Browne, our General Counsel and Secretary 6,666 RSUs under our Equity Plan; (ix) certain other employees of our Manager an aggregate of 89,995 RSUs under our Equity Plan; and (x) our Manager 777,754 RSUs under our Manager Equity Plan.

Registration Rights Agreement

On February 4, 2014, we entered into a registration rights agreement with our Manager that sets forth, among other things, the agreements between us and the Manager with respect to current and future awards granted to the Manager under our Manager Equity Plan. The Manager, under the registration rights agreement, was granted 777,754 RSUs.

Credit Facilities

On February 5, 2014, we entered into a $500.0 million secured revolving credit facility with Citibank, N.A. The credit facility has a three-year term and is scheduled to mature on February 3, 2017, subject to a one-year extension option that would extend the maturity date to February 5, 2018. The credit facility has a variable interest rate of LIBOR plus a spread which will equal 3.00% during the first three years and then 4.00% during any extended term, subject to a default rate of an additional 5.00% on amounts not paid when due. The Borrower under the credit facility is Starwood Waypoint Borrower, LLC, a special purpose entity specifically created for purposes of the facility and which is the indirect owner of substantially all of our single-family homes. The facility is secured by all of the assets of the Borrower and its subsidiaries and also by a pledge of the Borrower’s equity. Availability under the facility is limited by percentage formulas against the lower of the Borrower’s acquisition cost of a home or its value as established by an independent BPO. The credit facility contains

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

customary terms, conditions precedent, affirmative and negative covenants, limitation and other condition for facility of this type, including requirements for cash reserves and restriction on incurring additional indebtedness, creation of liens, mergers, and fundamental changes, sales or capital expenditures.

In connection with the credit facility, our operating partnership has provided Citibank, N.A. with a limited recourse guaranty agreement pursuant to which the operation partnership agreed to indemnify the lender against specified losses due to fraud, misrepresentations, misapplication of funds, physical waste, breaches or specified representation warranties and covenants, as well as guaranty the entire amount of the facility in the event that the Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being consolidated with any other entity that is subject to a bankruptcy proceeding.

On March 11, 2014, we, as guarantor of PrimeStar LP, a limited partnership in which we own indirectly, the majority of the general partnership and limited partnership interests and Wilmington Savings Fund Society, not in its individual capacity but solely as trustee of PrimeStar Trust, a trust in which we own, indirectly, the majority of beneficial trust interests, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The repurchase agreement will be used to finance the acquisition of pools or groups of mortgage loans secured by residential real property and related residential real property by us and our wholly-owned subsidiaries. The repurchase agreement and the ancillary transaction documents provide maximum financings of up to $350.0 million. Advances under the repurchase agreement accrue interest at a per annum pricing rate based on 30 day LIBOR (or a conduit costs of funds rate if a buyer-sponsored conduit is utilized) plus a spread of 3.00%. During the existence of an Event of Default (as defined in the repurchase agreement), interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional spread of 3.00%. The initial maturity date of the facility is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar LP upon the satisfaction of certain conditions set forth in the repurchase agreement and ancillary transaction documents. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants including the following financial covenants applicable to us: (i) our adjusted tangible net worth shall not (A) decline by 35% or more during a calendar year, (B) decline by 25% or more during any calendar quarter, (C) decline by more than 50% of our highest adjusted tangible net worth from and after the date of the repurchase agreement or (D) be less than $400.0 million (exclusive of our interest in mortgage loans and residential real properties pledged under the facility); (ii) our ratio of total indebtedness to adjusted tangible net worth shall not be greater than 3.0 to 1.0; and (iii) our cash liquidity shall not be less than the greater of (A) $30.0 million and (B) 10% of our total indebtedness.

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE III—RESIDENTIAL REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

(dollar amounts in thousands)

		Initial cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amounts Carryed at close of Period 12/31/13
MSA	Number of Properties	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total(1)	Accumulated Depreciation	Date of Construction	Year Acquired
Miami-Fort Lauderdale—Pompano Beach, FL	1,387	$44,808	$136,227	$—	$32,412	$44,808	$168,639	$213,447	$1,704	1926 - 2005	2012 - 2013
Atlanta-Sandy Springs—Marietta, GA	1,166	21,087	80,204	—	21,346	21,087	101,550	122,637	950	1956 - 2011	2012 - 2013
Houston-Sugar Land—Baytown, TX	803	18,973	81,269	—	7,662	18,973	88,931	107,904	1,209	1954 - 2012	2012 - 2013
Tampa-St. Petersburg—Clearwater, FL	478	9,925	36,675	—	9,482	9,925	46,157	56,082	247	1944 - 2008	2012 - 2013
Dallas-Fort Worth—Arlington, TX	446	10,408	41,862	—	8,295	10,408	50,157	60,565	590	1950 - 2012	2012 - 2013
Orlando-Kissimmee—Sanford, FL	194	6,264	18,020	—	3,448	6,264	21,468	27,732	185	1954 - 2007	2012 - 2013
Chicago-Naperville—Joliet, IL-IN-WI	180	4,384	15,413	—	5,583	4,384	20,996	25,380	138	1891 - 2006	2012 - 2013
Denver—Aurora, CO	161	5,409	22,381	—	2,886	5,409	25,267	30,676	95	1956 - 2010	2012 - 2013
Phoenix-Mesa-Glendale, AZ	109	3,237	11,879	—	2,363	3,237	14,242	17,479	86	1974 - 1975	2012 - 2013
Riverside-San Bernardino-Ontario, CA	94	4,842	13,432	—	1,985	4,842	15,417	20,259	132	1971 - 2006	2012 - 2013
Cape Coral-Fort Myers, FL	80	689	7,816	—	367	689	8,183	8,872	64	1967 - 2008	2012 - 2013
Vallejo-Fairfield, CA	81	3,504	10,896	—	1,930	3,504	12,826	16,330	106	1936 - 2008	2012 - 2013
Las Vegas—Paradise NV	35	1,083	4,028	—	653	1,083	4,681	5,764	31	1997	2012 - 2013
North Port—Brandenton—Sarasota, FL	26	996	2,654	—	559	996	3,213	4,209	23	1952 - 2006	2012 - 2013
San Francisco-Oakland—Fremont, CA	24	1,289	3,393	—	640	1,289	4,033	5,322	26	1948 - 2005	2012 - 2013
All Other	207	4,811	18,797	—	8,817	4,811	27,614	32,425	144	1915 - 2007	2012 - 2013

Total	5,471	$141,709	$504,946	$—	$108,428	$141,709	$613,374	$755,083	$5,730

(1)	The gross aggregate cost of total real estate for federal income tax purposes was approximately $756,257 at December 31, 2013.

The following table presents our residential real estate activity for the year ended December 31, 2013 and for the period from May 23 (inception) to December 31, 2012 (in thousands):

	2013	2012
Beginning balance(1)	$99,401	$—
Additions during the year:
Real estate converted from non-performing loans	33,326	743
Other acquisitions	534,018	98,048
Improvements	102,307	5,422

Total additions	669,651	104,213

Deductions during the year:
Cost of real estate sold	13,008	4,140
Depreciation	5,517	213
Impairment of real estate	1,174	459

Total deductions	19,699	4,812

Ending balance, December 31	$749,353	$99,401

(1)	Beginning balance for 2012 was May 23 (inception).

Changes in accumulated depreciation for the year ended December 31, 2013 and the period from May 23, 2012 to December 31, 2012 are as follows:

(in thousands)	2013	2012
Beginning balance(1)	$213	$—
Depreciation expense	5,517	213

Ending balance, December 31	$5,730	$213

(1)	Beginning balance for 2012 was May 23 (inception).

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2013

(dollar amounts in thousands)

Region(1)	Contractual Interest Rate	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Carrying Amount(3)
Middle Atlantic (NJ, NY, PA)	Fixed: 2.75 to 12.15% Floating: 2.00 to 11.00%	September 2022 - March 2049	Various	—	$98,707	$42,183
South Atlantic (DC, DE, FL, GA, MD, NC, SC, VA, WV)	Fixed: 2.00 to 9.80% Floating: 0.5 to 11.30%	October 2013 - May 2053	Various	—	237,611	115,911
Pacific (AK, CA, HI, OR, WA)	Fixed: 2.00 to 9.88% Floating: 2.00 to 10.30%	August 2013 - November 2051	Various	—	45,671	24,177
East North Central (IL, IN, MI, OH, WI)	Fixed: 4.00 to 11.50% Floating: 2.00 to 10.80%	June 2020 - December 2042	Various	—	25,514	10,965
Mountain (AZ, CO, ID, MT, NM, NV, UT, WY)	Fixed: 2.97 to 6.50% Floating: 2.00 to 9.40%	April 2031 - December 2049	Various	—	7,804	3,783
New England (CT, MA, ME, NH, RI, VT)	Fixed: 2.98 to 8.73% Floating: 2.00 to 12.25%	October 2033 - August 2051	Various	—	13,206	6,528
West South Central (AR, LA, OK, TX)	Fixed: 2.00 to 12.20% Floating: 2.00 to 9.75%	March 2021 - September 2052	Various	—	9,064	5,474
West North Central (IA, KS, MN, MO, ND, NE, SD)	Fixed: 6.875 to 8.82% Floating: 2.00 to 10.85%	September 2035 - December 2049	Various	—	2,634	1,559
East South Central (AL, KY, MS, TN)	Fixed: 6.00 to 11.70% Floating: 2.00 to 11.00%	May 2018 - May 2053	Various	—	7,080	4,385

					$447,291	$214,965

(1)	All loans are secured by underlying homes.
(2)	Includes loans which are either principal and interest or interest only which begin amortizing during the loan term. All loans are designated as distressed and non-performing residential mortgage loans and as such are on non-accrual status.
(3)	The carrying value of our loans approximates the aggregate cost for federal income tax purposes.

The following table sets forth the activity of mortgage loans (in thousands):

Balance as of May 23, 2012 (inception)	$—
Acquisitions	68,999
Basis of loans sold	(116)
Loans transferred out of Level III to real estate	(743)
Principal repayments	(34)

Balance as of December 31, 2012	68,106
Acquisitions	186,123
Basis of loans sold	(197)
Loans transferred out of Level III to real estate	(24,702)
Principal repayments	(14,365)

Balance as of December 31, 2013	$214,965

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Trustees and Executive Officers

Our board of trustees is comprised of nine members, two of whom, Gary M. Beasley and Colin T. Wiel, are our executives. Our bylaws provide that a majority of the entire board of trustees may at any time increase or decrease the number of trustees. However, unless our bylaws are amended, the number of trustees may never be less than the minimum number required by Maryland REIT law nor more than 15.

The following sets forth certain information with respect to our trustees and executive officers:

Name	Age	Position Held with Us
Barry S. Sternlicht	52	Chairman of Our Board of Trustees
Andrew J. Sossen	37	Trustee
Gary M. Beasley	48	Co-Chief Executive Officer and Trustee
Douglas R. Brien	43	Co-Chief Executive Officer
Colin T. Wiel	47	Chief Investment Officer and Trustee
Nina A. Tran	45	Chief Financial Officer
Scott T. Gable	48	Chief Operating Officer
S. Ali Nazar	39	Chief Technology Officer
Tamra D. Browne	51	General Counsel and Secretary
Thomas M. Bowers	49	Trustee
Richard D. Bronson	67	Trustee
Michael D. Fascitelli	59	Trustee
Jeffrey E. Kelter	58	Trustee
Christopher B. Woodward	64	Trustee

Set forth below is biographical information for our trustees and executive officers.

Trustees

Barry S. Sternlicht is the chairman of our board of trustees and has been the president and chief executive officer of Starwood Capital Group, a privately-held global investment firm and an affiliate of us, since its formation in 1991. He is also the chairman and chief executive officer of Starwood Capital Group Management, L.L.C., a registered investment advisor and an affiliate of us. For the past 23 years, Mr. Sternlicht has structured investment transactions with an asset value of approximately $47.0 billion. He was the chairman and chief executive officer of Starwood Hotels & Resorts Worldwide, Inc., a NYSE-listed company, from 1995 to 2005. Mr. Sternlicht is the chairman of the board of TRI Pointe Homes, Inc., Starwood Property Trust, an affiliate of us, Société du Louvre and Baccarat S.A. He also serves on the board of directors of Restoration Hardware Holdings, Inc., The Estée Lauder Companies, the Pension Real Estate Association and the Real Estate Roundtable. Mr. Sternlicht is a trustee of Brown University. Additionally, he serves as the chairman of the board of The Robin Hood Foundation and is on the board of the Dreamland Film & Performing Arts Center and the executive advisory board of Americans for the Arts. He is a member of the World Presidents Organization and the Urban Land Institute. Mr. Sternlicht received a B.A., magna cum laude, with honors from Brown University. He later earned a M.B.A. with distinction from Harvard Business School. Mr. Sternlicht’s extensive experience in the real estate markets and as a senior executive and director of other publicly traded corporations provides our board of trustees with leadership and financial expertise as well as insight into the current status of the global financial markets.

Andrew J. Sossen is a member of our board of trustees and has been Starwood Property Trust’s chief operating officer since July 2011 and its executive vice president, general counsel and chief compliance officer since January 2010. Prior to joining Starwood Property Trust, Mr. Sossen served from 2006 to 2009 as the general counsel of KKR & Co.’s asset management business and of KKR Financial Holdings LLC, a publicly traded specialty finance company, where he was a member of senior management and was integrally involved in the policy and strategic decision-making, as well as the day-to-day operations, of the businesses. Mr. Sossen’s career began at Simpson Thacher & Bartlett LLP, where he was a member of the firm’s corporate department, specializing in capital markets and mergers and acquisitions. Mr. Sossen received both a Juris Doctor and a Bachelor of Arts degree from the University of Pennsylvania. Mr. Sossen’s experience in the real estate markets provides important perspectives on our investments.

Gary M. Beasley is a member of our board of trustees and our Co-Chief Executive Officer. He has served as the president and chief executive officer of the Waypoint Manager since January 2013 and was a managing director of the Waypoint Manager from December 2011 to January 2013. Previously, he served as an advisory board member to the Waypoint Manager from March 2009 to December 2011, when he joined the Waypoint Manager as a managing director. Prior to joining the Waypoint Manager, Mr. Beasley served as both an operating executive and principal investor across a wide range of industries, including hospitality, real estate, consumer Internet and clean tech. As a partner at Geolo Capital, the private equity arm of the John A. Pritzker family, Mr. Beasley managed the firm’s acquisition of a controlling interest in boutique hotel chain Joie de Vivre Hospitality (“JDV”), in mid-2010 and served as JDV’s chief executive officer until JDV’s merger with Thompson Hotels in October 2011. Prior to joining Geolo Capital in the fall of 2009, Mr. Beasley served as chief executive officer of GreenVolts, an award-winning solar technology start-up. Between 2001 and 2007, Mr. Beasley served as chief financial officer of ZipRealty, Inc., where he led the Internet-based residential brokerage company through its national expansion and initial public offering before eventually being named its president. Prior to joining ZipRealty, Inc., Mr. Beasley spent six years with KSL Resorts, then a portfolio company of Kohlberg Kravis Roberts & Co. (now KKR & Co., L.P.) where he was instrumental in acquiring and integrating over $800.0 million of hotel and resort properties. Earlier in his career, Mr. Beasley worked for leading real estate industry firms LaSalle Partners and Security Capital Group. Mr. Beasley received a B.A. in economics from Northwestern University and an M.B.A. from Stanford Graduate School of Business. Mr. Beasley brings to our board of trustees extensive expertise in the single-family home real estate sector and familiarity with real estate markets, growth companies and innovative technologies.

Colin T. Wiel is a member of our board of trustees and our Chief Investment Officer. Mr. Wiel is a co-founder of the Waypoint Manager and has served as one of its managing directors since its founding in 2009. Prior to founding the Waypoint Manager, Mr. Wiel founded and sold an e-commerce software engineering firm. Mr. Wiel has been an investor in a variety of asset classes including real estate, public markets, venture capital and angel investments. In 2005, Mr. Wiel founded the San Francisco chapter of Keiretsu Forum, the world’s largest angel investor group, which he grew to over 100 members before stepping down as chapter president in 2009. Notable technical achievements include designing an antilock braking system for commercial aircraft for Boeing (two US patents issued) and co-architecting the Java software infrastructure for Charles Schwab’s online trading website. He was recently selected as one of the “Top 100 Most Innovative Entrepreneurs” by Goldman Sachs. Mr. Wiel received a B.S. in mechanical engineering from the University of California, Berkeley. Mr. Wiel brings to our board of trustees extensive expertise in the single-family home real estate sector and familiarity with growth companies and innovative technologies.

Thomas M. Bowers is a member of our board of trustees and our lead independent trustee. Mr. Bowers is currently a private investor, and he previously held several senior executive positions with Deutsche Bank from October 2005 to January 2013. Mr. Bowers was the chief operating officer of US Private Wealth Management until December 2005, when he assumed the position of head of U.S. Wealth Management, with responsibility for Deutsche Bank’s U.S. private banking and brokerage businesses. He assumed responsibility for the Latin American wealth management business in August, 2011. In July 2012, with the global integration of Deutsche Bank’s asset and wealth management businesses, Mr. Bowers was appointed America’s regional co-head of Asset and Wealth Management. He was a member of the Global Asset and Wealth Management Executive Committee, The Global Wealth Management Executive Committee, the Americas Executive Committee and a member of the board of directors of Deutsche Bank Securities, Inc. Prior to his tenure at Deutsche Bank,

Mr. Bowers held several senior executive positions with Citigroup Global Private Bank, including head of corporate development, head of strategy and corporate development, chief operating officer—EMEA, chief operating officer—U.S., head banking and structured lending, and global chief operating officer. Mr. Bowers holds a Bachelor of Science in Business Administration from Boston University School of Management and a J.D. and LLM, Taxation from Boston University School of Law. Mr. Bowers is a member of the Boston University Board of Overseers. Mr. Bower’s knowledge, expertise and experience in the global capital markets and financing industries led the board of trustees to conclude that Mr. Bowers should serve as the lead trustee.

Richard D. Bronson is a member of our board of trustees. Since 2000, Mr. Bronson has been the CEO of The Bronson Companies, LLC, a real estate development company, based in Beverly Hills, California. Mr. Bronson has been involved in the development of several shopping centers and office buildings throughout the United States. Mr. Bronson serves as the chairman of U.S. Digital Gaming, an online gaming technology provider based in Beverly Hills, California, and as a director of Starwood Property Trust and TRI Pointe Homes, Inc. Mr. Bronson previously served as a director of Mirage Resorts and was president of New City Development, an affiliate of Mirage Resorts, where he oversaw many of the company’s new business initiatives and activities outside Nevada. Mr. Bronson is on the board of the Neurosurgery Division at UCLA Medical Center. He is a member of the Western Real Estate Business Editorial Board. Mr. Bronson has also served as vice president of the International Council of Shopping Centers (ICSC), an association representing 50,000 industry professionals in more than 80 countries. Mr. Bronson is the founder and president of Native American Empowerment, LLC, a private company dedicated to monitoring, advocating and pursuing Native American gaming opportunities and tribal economic advancement. Mr. Bronson’s experience and knowledge in the real estate industry provides our board of trustees with valuable insight into potential investments and the current state of the real estate markets.

Michael D. Fascitelli is a member of our board of trustees. Mr. Fascitelli has been a managing member of MDF Capital LLC since April 2013. Mr. Fascitelli has served as a member of the board of trustees of Vornado Realty Trust, an NYSE-listed REIT, since December 1996. He served as Vornado Realty Trust’s president since December 1996 and as its chief executive officer since May 2009 until his resignation from both positions effective April 15, 2013. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice and was a vice president prior thereto. From 2004 until 2013 he also served as a director of Toys “R” Us, Inc. In addition, from August 2005 through June 2008, Mr. Fascitelli was a member of the board of trustees of GMH Communities Trust, a REIT. Mr. Fascitelli holds a B.S. in Industrial Engineering from the University of Rhode Island and a M.B.A. from the Harvard University School of Business Administration. Mr. Fascitelli’s, executive experience as president and chief executive officer of Vornado Realty Trust and his extensive knowledge of and experience in the real estate industry, led the board of trustees to conclude that Mr. Fascitelli should serve as a trustee.

Jeffrey E. Kelter is a member of our board of trustees. Mr. Kelter has been a senior partner of KTR Capital Partners, a private equity firm investing in real estate, since 2004. From 1997 to 2004, Mr. Kelter was president and chief executive officer and a trustee of Keystone Property Trust (“Keystone”), an industrial REIT. Keystone merged during the third quarter of 2004 with and into a joint venture between ProLogis and affiliates of investment companies managed by Eaton Vance Management. Mr. Kelter had been president and a trustee of Keystone from its formation in December 1997 and was appointed chief executive officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Prior to forming Keystone, he served as president and chief executive officer of Penn Square Properties, Inc. (“Penn Square”), in Philadelphia, Pennsylvania, a real estate company which he founded in 1982. At Penn Square, he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter also serves on the board of directors of Gramercy Property Trust Inc. Mr. Kelter received a B.A. from Trinity College. Mr. Kelter’s qualifications to serve on our board of trustees include his executive experience as president and chief executive officer of Keystone and Penn Square, and his vast experience of over 20 years in commercial real estate.

Christopher B. Woodward is a member of our board of trustees. Since 2010, Mr. Woodward has served as the lead independent director and an audit committee member of Horizon Technology Finance Corporation (HRZN), a specialty finance company that invests in development-stage companies in the technology, life science, healthcare and cleantech industries. He is also currently a trustee and the chair of the audit committee of The Phillips Academy. He has previously held several domestic and global management positions as a director, deputy chief executive officer and acting chief financial officer with Canterbury of New Zealand Ltd., a global apparel company, from 2000 through 2009, as vice president of corporate finance with Montgomery Securities Limited and a predecessor from 1983 to 1987 and as a senior finance and management executive with various other large and small public and private enterprises. Mr. Woodward began his career as a certified public accountant with Coopers & Lybrand LLP (a predecessor firm to PricewaterhouseCoopers LLP), where he provided audit, tax and financial advisory services to various sized public and private companies across a number of industries from 1973 to 1980. Mr. Woodward holds a B.S. in Business Administration (with a concentration in accounting and finance) from UC Berkeley and a M.B.A. in finance from its Haas School of Business. He is currently an active member of the American Institute of CPAs, the California Society of CPAs and the National Association of Corporate Directors. As a result of his background, Mr. Woodward brings to our board of trustees a deep understanding of corporate finance and extensive accounting and audit experience.

Executive Officers

In addition to Messrs. Beasley and Wiel, the following individuals serve as our executive officers:

Douglas R. Brien serves as our Co-Chief Executive Officer. Mr. Brien is a co-founder of the Waypoint Manager and has served as one of its managing directors since its founding in 2009. He has been an active real estate investor since 1997. He has invested in, conducted due diligence upon and assisted in the management of over 1,300 multi-family units. Prior to founding the Waypoint Manager, Mr. Brien served as a principal of Redwood Capital Management Group, where he raised capital and managed out-of-state multi-family units. From 1994 to 2005, Mr. Brien was a place-kicker in the National Football League. He played for the Super Bowl Champion San Francisco 49ers in 1994. Mr. Brien was elected team captain and NFLPA Player Representative by his teammates on the New Orleans Saints. Mr. Brien has founded and operated a number of non-profit enterprises including Kick for Kids’ Sake and The Leo Brien Foundation. Mr. Brien has also founded The Kicking.com Network, which features an e-commerce store selling Mr. Brien’s instructional DVD Click to Kick©. Mr. Brien was recently selected as one of the “Top 100 Most Innovative Entrepreneurs” by Goldman Sachs. Mr. Brien received a B.A. in political economies of industrial societies from the University of California, Berkeley and a M.B.A. from Tulane University. Mr. Brien also completed the Wharton Sports Business Initiative Program in Entrepreneurial Management at the University of Pennsylvania. In 2014, Mr. Brien was appointed, and currently serves, as a member of the U.S. Olympic Ethics committee.

Nina A. Tran serves as our Chief Financial Officer. Ms. Tran has served as chief financial officer of the Waypoint Manager since January 2013. Prior to joining the Waypoint Manager, Ms. Tran spent 17 years at Prologis, Inc. (formerly AMB Property Corporation), a multinational NYSE-listed REIT. During her tenure at Prologis, Ms. Tran served as senior vice president, chief accounting officer and, most recently, chief global process officer, where she helped lead the merger integration of AMB and Prologis. In her role as chief accounting officer, Ms. Tran oversaw all aspects of global accounting operations, external reporting, including SEC filings and joint venture/fund reporting, internal audit and Sarbanes-Oxley Act compliance. Ms. Tran also served as chief financial officer of AMB-IAT Air Cargo Fund, a publicly-traded Canadian REIT. Before joining AMB, Ms. Tran was a senior associate at PricewaterhouseCoopers LLP. Ms. Tran attended the University of California, Davis and California State University, Hayward, where she received a B.A. in business administration, with a concentration in accounting and information systems. She is also a graduate of the Stanford Executive Program for Women Leaders. Ms. Tran is a certified public accountant (inactive).

Scott T. Gable serves as our Chief Operating Officer. Mr. Gable has served as chief operating officer of the Waypoint Manager since September 2011. Mr. Gable is responsible for acquisitions, construction, leasing and property management operations. Mr. Gable brings over 24 years of hands-on operations, business management and planning experience to his role, having previously worked with small, mid-sized and large companies at all stages of development. Mr. Gable served as chief operating officer for Hercules Technology Growth Capital, an NYSE-listed specialty finance company, from January 2010 to April 2011, and as head of bank operations for United Commercial Bank from March 2009 to January 2010. From December 2008 to October 2009, Mr. Gable served as executive vice president of the Home and Consumer Finance Group at Wells Fargo Bank, leading a team of 5,000 employees. Mr. Gable also served as a principal with Booz Allen Hamilton from September 1991 to September 1997 and as a consultant to the U.K. government on their mortgage rescue programs in 2009. Mr. Gable has built and led sales teams, developed new products and marketing programs and has extensive experience in applying technology solutions and process improvements to enable organizations to scale their growth. Mr. Gable received a B.A. in international relations from Stanford University and an M.B.A. from Harvard Business School.

S. Ali Nazar serves as our Chief Technology Officer. Mr. Nazar has served as chief technology officer of the Waypoint Manager since March 2011. Mr. Nazar joined the Waypoint Manager in March 2010 as vice president of technology. Mr. Nazar is responsible for the development of the Waypoint Manager’s business processes and information technology systems. Prior to joining the Waypoint Manager, Mr. Nazar was a co-founder of SalesTeamLive LLC in 2004, a marketing and technology services company that enables investors and agents to automate sourcing and purchasing of single-family real estate. Mr. Nazar built SalesTeamLive’s cloud-based platform, which is responsible for generating hundreds of thousands of targeted marketing leads that have led to thousands of transactions across a wide variety of real estate investment strategies. Before co-founding SalesTeamLive, Mr. Nazar spent six years at Digital Island, Inc. (now a subsidiary of Cable and Wireless plc), a provider of network services for globalizing Internet business applications. First as engineering development manager and eventually as director of Product Management, Mr. Nazar was instrumental in helping Digital Island complete its initial public offering in 1999 and navigating Digital Island’s rapid expansion to 2,000 employees and its acquisition by Cable and Wireless. Mr. Nazar received a B.S. in mathematics from U.C. Davis.

Tamra D. Browne serves as our General Counsel and Secretary. Ms. Browne has served as chief legal officer of the Waypoint Manager since February 2013. Prior to joining the Waypoint Manager, Ms. Browne was senior vice president, general counsel and corporate secretary of AMB Property Corporation, a multi-national NYSE-listed REIT, where she oversaw the global legal and compliance department. Ms. Browne worked at AMB from January 1999 to January 2012. Prior to joining AMB in January 1999, Ms. Browne was an associate at Morrison & Foerster LLP from June 1994 to January 1999, providing counsel to clients in connection with public and private securities issuances, initial public offerings and mergers and acquisitions. Ms. Browne began her legal career at the law firm of Reid & Priest, where she worked on a variety of corporate finance matters. Ms. Browne received a B.A. in geology from Middlebury College and a J.D. from Stanford Law School.

Corporate Governance—Board of Trustees and Committees

Our business is managed by our Manager, subject to the supervision and oversight of our board of trustees, which has established investment guidelines described in Item 1 for our Manager to follow in its day-to-day management of our business. A majority of our board of trustees is “independent,” as determined by the applicable rules of the NYSE and the SEC. Our trustees keep informed about our business by attending meetings of our board of trustees and its committees and through supplemental reports and communications. Our independent trustees meet regularly in executive sessions without the presence of our corporate officers or non-independent trustees.

Our board of trustees has formed an audit committee, a compensation committee and a nominating and corporate governance committee and has adopted charters for each of these committees. Each of these committees has three trustees and is composed exclusively of independent trustees, as defined by the applicable rules of the NYSE and the SEC. Moreover, the compensation committee is composed exclusively of individuals who are, to the extent provided by Rule 16b-3 of the Exchange Act, non-employee trustees and who, at such times as we are subject to Section 162(m) of the Code, qualify as outside trustees for purposes of Section 162(m) of the Code. Thomas M. Bowers is our lead independent trustee.

Audit Committee

The audit committee is comprised of Christopher B. Woodward, Thomas M. Bowers and Jeffrey E. Kelter, each of whom is an independent trustee and “financially literate” under the applicable rules of the NYSE and the SEC. Christopher B. Woodward is chair of our audit committee. Christopher B. Woodward has been designated as our audit committee financial expert, as that term is defined by the SEC.

The audit committee assists our board of trustees in overseeing:

•	our financial reporting, auditing and internal control activities, including the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent registered public accounting firm’s qualifications and independence; and

•	the performance of our internal audit function and independent registered public accounting firm.

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Compensation Committee

The compensation committee is comprised of Jeffrey E. Kelter, Richard D. Bronson and Michael D. Fascitelli, each of whom is an independent trustee under the applicable rules of the NYSE and the SEC. Jeffrey E. Kelter is chair of our compensation committee.

The principal functions of the compensation committee are to:

•	review and approve on an annual basis the corporate goals and objectives relevant to Chief Executive Officer compensation, if any, evaluate our Co-Chief Executive Officers’ performance in light of such goals and objectives and, either as a committee or together with our independent trustees (as directed by our board of trustees), determine and approve the remuneration of our Co-Chief Executive Officers based on such evaluation;

•	review and oversee management’s annual process for evaluating the performance of our officers and review and approve on an annual basis the remuneration of our officers, if applicable;

•	oversee the annual review of our equity incentive plans;

•	oversee the annual review of the Management Agreement;

•	assist our board of trustees and the chairman in overseeing the development of executive succession plans; and

•	determine from time to time the remuneration for our non-executive trustees.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is comprised of Thomas M. Bowers, Richard D. Bronson and Michael D. Fascitelli, each of whom is an independent trustee under the applicable rules of the NYSE. Thomas M. Bowers is chair of our nominating and corporate governance committee.

The nominating and corporate governance committee is responsible for the following:

•	providing counsel to our board of trustees with respect to the organization, function and composition of our board of trustees and its committees;

•	overseeing the self-evaluation of our board of trustees and our board of trustee’s evaluation of management;

•	periodically reviewing and, if appropriate, recommending to our board of trustees changes to, our corporate governance policies and procedures; and

•	identifying and recommending to our board of trustees potential trustee candidates for nomination.

Governance Rights Agreement

We have entered into a governance rights agreement with Starwood Capital Group and the Waypoint Manager. The governance rights agreement provides that each of Starwood Capital Group and the Waypoint Manager will vote all of our voting securities over which such party has voting control and take all other reasonably necessary or desirable actions within its control, and we will take all necessary or desirable actions within our control, so that:

•	the number of trustees on our board of trustees will be established at, and remain during the term of the agreement fixed at, nine trustees; and

•	the following nine persons will constitute our board of trustees:

•	two individuals designated by Starwood Capital Group, who may be affiliates of Starwood Property Trust or Starwood Capital Group at the time of any such nomination;

•	two individuals designated by the Waypoint Manager, who may be affiliates of the Waypoint Manager’s equity holders at the time of any such nomination;

•	four individuals designated by Starwood Capital Group, each of whom qualifies as an independent trustee; and

•	one individual designated by the Waypoint Manager, who qualifies as an independent trustee.

The governance rights agreement provides that Starwood Capital Group has the right to designate one member of our board of trustees as the chairman of our board of trustees, and Starwood Capital Group and the Waypoint Manager thereto agree to instruct their respective designees on our board of trustees to take all reasonably necessary or desirable actions within his or her control to elect the chairman of our board of trustees as designated by Starwood Capital Group.

In the event that any trustee ceases to serve as a member of our board of trustees during his or her term of office, whether due to such member’s death, disability, resignation or removal, then the governance rights agreement provides that: (1) the person or persons entitled to designate the trustee who caused the vacancy will have the exclusive right (vis-à-vis our board of trustees, any committee of our board of trustees or any other party to the agreement) to nominate an alternate candidate for the vacant seat; or (2) if no person was entitled to designate such trustee, the resulting vacancy will be filled by our shareholders as provided in our declaration of trust and bylaws. In addition, the governance rights agreement provides that, unless required by applicable law, the parties to the agreement will not take any action for the purpose of removing a trustee from our board of trustees without the written consent of the person entitled to designate such trustee.

Notwithstanding anything contained in the governance rights agreement to the contrary, if our trustees determine in good faith, after consultation with outside legal counsel, that any action or restriction on any action required by the governance rights agreement could reasonably constitute a violation of the trustees’ fiduciary duties or other obligations under applicable laws, rules or regulations, then, such action or restriction on such action will not be required pursuant to the agreement until such time, if any, as such action or restriction on such action could no longer reasonably constitute a violation of such duties and obligations.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all of our trustees and officers which is available on our website at www.starwoodwaypoint.com.

We have also adopted a Code of Ethics for our Principal Executive Officers and Senior Financial Officers setting forth a code of ethics applicable to our Principal Executive Officers, Principal Financial Officer and Principal Accounting Officer, which is available on our website at www.starwoodwaypoint.com.

Corporate Governance Guidelines

We have also adopted Corporate Governance Guidelines, which are available on our website at www.starwoodwaypoint.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our trustees, officers and holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities. Our trustees, officers and holders of more than 10% of our common shares became subject to these filing requirements in January 2014.

Item 11.	Executive Compensation.

Executive and Trustee Compensation

Compensation of Trustees

A member of our board of trustees who is also an employee of our Manager is referred to as an executive trustee. Executive trustees will not receive compensation for serving on our board of trustees. Each non-executive trustee receives an annual fee for his or her services of $50,000, payable in quarterly installments in conjunction with quarterly meetings of our board of trustees, and an annual award of $50,000 in our restricted common shares, calculated based on the closing price of our common shares on the date of the grant, which vests on the anniversary of the date of grant, subject to the trustee’s continued service on our board of trustees. Non-executive trustees also receive the following compensation for service as members of committees of our board of trustees: (1) committee chair cash retainers of $15,000 (audit committee), $7,500 (compensation committee) and $7,500 (nominating and corporate governance committee), respectively; and (2) committee membership cash retainers of $7,500 (audit committee), $3,750 (compensation committee) and $3,750 (nominating and corporate governance committee), respectively. Our lead independent trustee receives an additional cash retainer of $15,000. Our non-executive trustee fees may be paid by issuance of common shares, calculated based on the closing price of our common shares on the date of grant, rather than in cash, provided that any such issuance does not prevent such trustee from being determined to be independent and such shares are granted pursuant to the Non-Executive Trustee Share Plan or the issuance is otherwise made in a manner consistent with NYSE listing requirements.

Each of our non-executive trustees may elect to forego receipt of all or any portion of the cash or equity compensation payable to them for service as one of our trustees and direct that we pay such amounts to a charitable cause or institution designated by such trustee. We reimburse each of our trustees for their reasonable travel expenses incurred in connection with their attendance at full board of trustees and committee meetings.

Executive Compensation

Because our Management Agreement provides that our Manager is responsible for managing our affairs, our Co-Chief Executive Officers and each of our other executive officers do not receive cash compensation from us for serving as our executive officers. Instead, we pay our Manager the management fees and make the reimbursements described in “Management Agreement with Our Manager” and, in the discretion of the compensation committee of our board of trustees, we may also grant our Manager equity based awards pursuant to our Manager Equity Plan described below.

In their capacities as officers or personnel of our Manager, such persons devote such portion of their time to our affairs as is necessary to enable us to operate our business.

We have adopted equity incentive plans for our officers, our non-employee trustees, our Manager and our Manager’s personnel and other service providers to encourage their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain key personnel.

Compensation Committee Interlocks and Insider Participation

The compensation committee of our board of trustees is presently comprised of Jeffrey E. Kelter, Richard D. Bronson and Michael D. Fascitelli, none of whom were our officers or employees during the fiscal year ended December 31, 2013, and none of whom had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Equity Incentive Plans

We adopted equity incentive plans to provide incentive compensation to attract and retain qualified trustees, officers, advisors, consultants and other personnel, including our Manager, trustees, officers, advisors and consultants, including employees of our Manager and its affiliates. All of our equity incentive plans are administered by the compensation committee of our board of trustees. The compensation committee, as appointed by our board of trustees, has the full authority (1) to grant awards, (2) to determine the persons to whom and the time or times at which awards shall be granted, (3) to determine the type and number of awards to be granted, the number of common shares to which an award may relate and the terms, conditions, restrictions and performance criteria relating to any award, (4) to determine whether, to what extent, and under what circumstances an award may be settled, cancelled, forfeited, exchanged, or surrendered, (5) to make adjustments in the terms and conditions of awards, (6) to construe and interpret the equity incentive plans and any award, (7) to prescribe, amend and rescind rules and regulations relating to the applicable equity incentive plan, (8) to determine the terms and provisions of the award agreements (which need not be identical for each participant) and (9) to make all other determinations deemed necessary or advisable for the administration of the applicable equity incentive plan. However, neither the compensation committee nor our board of trustees may take any action under any of our equity incentive plans without having first obtained the consent of our shareholders that would result in (i) a repricing of any previously granted share option or SAR, (ii) a cancellation of any previously granted share option or SAR in exchange for another share option or SAR with a lower purchase or base price or (iii) a cancellation of any previously granted share option or SAR in exchange for cash or another award if the purchase or base price of such option or SAR exceeds the fair market value of a common share on the date of such cancellation, in each case other than in connection with a change of control (as defined under the Manager Equity Plan). In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The compensation committee consists solely of non-executive trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Exchange Act, a non-employee trustee and will, at such times as we are subject to Section 162(m) of the Code, qualify as an outside trustee for purposes of Section 162(m) of the Code, or, if no committee exists, our board of trustees. The total number of shares that may be made subject to awards under our Manager Equity Plan and our Equity Plan (both of which are described below) is equal to 2,932,697 shares. We have also reserved a total of 200,000 of our common shares for issuance under our Non-Executive Trustee Share Plan (which is described below).

Manager Equity Plan

We adopted the Manager Equity Plan, which provides for the grant of options, SARs, restricted common shares, RSUs, LTIP units, dividend equivalent rights and other equity-based awards to our Manager, which may in turn issue incentives to the directors, officers and personnel of, and advisors and consultants to, our Manager or its affiliates. LTIP units are a special class of limited partnership units in our operating partnership that are structured to qualify as profits interests for tax purposes, with the result that at issuance they have no capital account in our operating partnership. Any LTIP units issued by our operating partnership may be subjected to vesting requirements as determined by the compensation committee of our board of trustees.

As noted above under “Equity Incentive Plans,” the maximum number of shares that may be made subject to awards under the Manager Equity Plan is equal to 2,932,697 shares less any of our common shares issued or subject to awards granted under our Equity Plan. If any vested awards under the Manager Equity Plan are paid or otherwise settled without the issuance of our common shares, or any of our common shares are surrendered to or withheld by us as payment of the exercise price of an award and/or withholding taxes in respect of an award, the shares that were subject to such award will not be available for re-issuance under the Manager Equity Plan. If any awards under the Manager Equity Plan are cancelled, forfeited or otherwise terminated without the issuance of our common shares (except as described in the immediately preceding sentence), the shares that were subject to such award will be available for re-issuance under the Manager Equity Plan. Shares issued under the Manager Equity Plan may be authorized but unissued shares or shares that have been reacquired by us. In the event that the compensation committee determines that any dividend or other distribution (whether in the form of cash, common shares, or other property), recapitalization, share split, reverse split, reorganization, merger, consolidation, Separation, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the common shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of our Manager under the Manager Equity Plan, then the compensation committee will make equitable changes or adjustments to any or all of: (1) the number and kind of our shares of beneficial interest or other property (including cash) that may thereafter be issued in connection with awards; (2) the number and kind of our shares of beneficial interest or other property (including cash) issued or issuable in respect of outstanding awards; (3) the exercise price, base price or purchase price relating to any award; and (4) the performance goals, if any, applicable to outstanding awards. In addition, the compensation committee may determine that any such equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to our shares of beneficial interest). Awards under the Manager Equity Plan are intended to be either exempt from, or comply with, Section 409A of the Code.

LTIP units granted to our Manager will not receive distributions until they become vested, at which time they are entitled to distributions plus catch-up distributions for the period during which such units were not vested. Initially, each LTIP unit will have a capital account of zero, and, therefore, the holder of a LTIP unit would receive nothing if our operating partnership were liquidated immediately after such LTIP unit is awarded. However, the partnership agreement requires that “book gain” or economic appreciation in our assets realized by our operating partnership, whether as a result of an actual asset sale or upon the revaluation of our assets, as permitted by applicable Treasury Regulations, be allocated first to LTIP units until the capital account per LTIP unit is equal to the capital account per OP unit. The applicable Treasury Regulations and our partnership agreement provide that assets of our operating partnership may be revalued upon specified events, including upon additional capital contributions by us or other partners of our operating partnership, upon a distribution by our operating partnership to a partner in redemption of partnership interests, upon the liquidation of our operating partnership or upon a later issuance of additional LTIP units. Upon equalization of the capital account of a LTIP unit with the per unit capital account of the OP units (and full vesting of the LTIP unit), the LTIP unit will be convertible into one OP unit, subject to certain exceptions and adjustments. There is a risk that a LTIP unit will never become convertible into one OP unit because of insufficient gain realization to equalize capital accounts and, therefore, the value that a holder will realize for a given number of vested LTIP units may be less than the value of an equal number of our common shares.

Upon termination of the Management Agreement by us for cause or by our Manager for any reason other than for cause or due to an adverse change in our Manager’s compensation under the Management Agreement, any then unvested awards held by our Manager and all accrued and unpaid dividends or dividend equivalents related thereto will be immediately forfeited and cancelled without consideration. Upon any other termination of the Management Agreement or change in control of us (as defined under the Manager Equity Plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved, provided, that with respect to an award that is subject to Section 409A of the Code, a change in control of us must constitute a “change of control” within the meaning of Section 409A of the Code.

In connection with the Separation, we granted to our Manager 777,754 RSUs. This award of RSUs will vest ratably on a quarterly basis over a three-year period beginning on April 1, 2014. This award is intended to further align the interests of our Manager and Starwood Capital Group with the interests of our shareholders. Once vested, the award of RSUs will be settled in our common shares. However, RSUs that vest during the first year of the three-year vesting period will not be settled in shares until promptly following the first anniversary of the commencement of vesting. RSUs that vest after the fourth quarterly vesting date will be settled promptly, but in no event later than 30 days, following the applicable quarterly vesting date. Our Manager will be entitled to receive “distribution equivalents” with respect to the restricted share unit portion of this award, whether or not vested, at the same time and in the same amounts as distributions are paid to our common shareholders.

We may from time to time grant additional equity incentive awards to our Manager pursuant to the Manager Equity Plan. Our Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to directors, officers and personnel of, and advisors and consultants to, our Manager or its affiliates in order to provide incentive compensation to them.

Equity Plan

We adopted the Equity Plan, which provides for the grant of options, restricted common shares, SARs, RSUs, LTIP units, dividend equivalent rights and other equity-based awards to our trustees, officers advisors or consultants, including employees of our Manager or its affiliates. LTIP units are a special class of limited partnership units in our operating partnership that are structured to qualify as profits interests for tax purposes, with the result that at issuance they have no capital account in our operating partnership. Any LTIP units issued by our operating partnership may be subjected to vesting requirements as determined by the compensation committee of our board of trustees.

As noted above under “Equity Incentive Plans,” the maximum number of shares that may be made subject to awards under the Equity Plan is equal to 2,932,697 shares, less any of our common shares issued or subject to awards granted under our Manager Equity Plan. If any vested awards under the Equity Plan are paid or otherwise settled without the issuance of our common shares, or any of our common shares are surrendered to or withheld by us as payment of the exercise price of an award and/or withholding taxes in respect of an award, the shares that were subject to such award will not be available for re-issuance under the Equity Plan. If any awards under the Equity Plan are cancelled, forfeited or otherwise terminated without the issuance of our common shares (except as described in the immediately preceding sentence), the shares that were subject to such award will be available for re-issuance under the Equity Plan. Shares issued under the Equity Plan may be authorized but unissued shares or shares that have been reacquired by us. In the event that the compensation committee determines that any dividend or other distribution (whether in the form of cash, common shares, or other property), recapitalization, share split, reverse split, reorganization, merger, consolidation, Separation, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the common shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the Equity Plan, then the compensation committee will make equitable changes or adjustments to any or all of: (1) the number and kind of our shares of beneficial interest or other property (including cash) that may thereafter be issued in connection with awards; (2) the number and kind of our shares of beneficial interest or other property (including cash) issued or issuable in respect of outstanding awards; (3) the exercise price, base price or purchase price relating to any award; and (4) the performance goals, if any, applicable to outstanding awards. In addition, the compensation committee may determine that any such equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to our shares of beneficial interest). Awards under the Equity Plan are intended to be either exempt from, or comply with, Section 409A of the Code.

Unless otherwise determined by the compensation committee and set forth in an individual award agreement, upon termination of an award recipient’s services to us, any then unvested awards will be cancelled and forfeited without consideration. Upon a change in control of us (as defined under the Equity Plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved, provided, that with respect to an award that is subject to Section 409A of the Code, a change in control of us must constitute a “change of control” within the meaning of Section 409A of the Code.

In connection with the Separation, we granted to certain employees of our Manager (including our executive officers) an aggregate of 199,991 of our RSUs. The awards were intended to further align the interests of the employees of our Manager (including our executive officers) with the interests of our shareholders. These awards of RSUs to certain employees of our Manager vest ratably in three annual installments on each of January 31, 2015, January 31, 2016 and January 31, 2017, subject to the employee’s continued employment with our Manager. Once vested, the award of RSUs will be settled in our common shares. The employees of our Manager that receive RSUs will be entitled to receive “distribution equivalents” with respect to the RSUs, whether or not vested, at the same time and in the same amounts as distributions are paid to our common shareholders.

Non-Executive Trustee Share Plan

We adopted the Non-Executive Trustee Share Plan, which provides for the issuance of restricted or unrestricted common shares or RSUs. The Non-ExecutiveTrustee Share Plan is intended, in part, to implement our program of non-executive trustee compensation described above under “—Executive and Trustee Compensation—Compensation of Trustees.”

We reserved a total of 200,000 shares for issuance under the Non-Executive Trustee Share Plan. If any awards under the Non-Executive Trustee Share Plan are cancelled, forfeited or otherwise terminated, the shares that were subject to such award will be available for re-issuance under the Non-Executive Trustee Share Plan. Shares issued under the Non-Executive Trustee Share Plan may be authorized but unissued shares or shares that have been reacquired by us. In the event that the compensation committee determines that any dividend or other distribution (whether in the form of cash, common shares, or other property), recapitalization, share split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the common shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the Non-Executive Trustee Share Plan, then the compensation committee will make equitable changes or adjustments to any or all of: (1) the number and kind of our shares of beneficial interest or other property (including cash) that may thereafter be issued in connection with awards; (2) the number and kind of our shares of beneficial interest or other property (including cash) issued or issuable in respect of outstanding awards; and (3) the performance goals, if any, applicable to outstanding awards. In addition, the compensation committee may determine that any such equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to our shares of beneficial interest). Awards under the Non-Executive Trustee Share Plan are intended to be either exempt from, or comply with, Section 409A of the Code.

Each award of restricted shares or RSUs will be subject to such restrictions as will be set forth in the applicable award agreement. Unless otherwise determined by the compensation committee, upon a non-executive trustee’s removal or resignation from our board of trustees, the trustee will forfeit any as yet unvested awards granted under the Non-Executive Trustee Share Plan. Upon a change in control of us (as defined under the Non-Executive Trustee Share Plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved, provided, that with respect to an award that is subject to Section 409A of the Code, a change in control of us must constitute a “change of control” within the meaning of Section 409A of the Code.

In connection with the Separation, we granted 1,666 of our restricted common shares to each of our five non-executive trustees. These awards of restricted shares vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial Ownership of Securities

The following table sets forth the beneficial ownership of our common shares as of March 27, 2014 with respect to:

•	each of our trustees;

•	each of our named executive officers; and

•	all of our trustees and executive officers as a group.

Unless otherwise indicated, all shares set forth in the tables below are owned directly, and the indicated person has sole voting and investment power. The percentage of beneficial ownership is calculated based on 39,110,969 of our common shares outstanding as of March 27, 2014. In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all share the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as our RSUs which are scheduled to vest within 60 days).

Name	Shares Owned	Percentage
Gary M. Beasley(1)	—	*
Thomas M. Bowers(2)	1,666	*
Douglas R. Brien(3)	—	*
Richard D. Bronson(4)	8,683	*
Tamra D. Browne(4)	—	*
Michael D. Fascitelli(2)	1,666	*
Scott T. Gable(4)	—	*
Jeffrey E. Kelter(2)	1,666	*
S. Ali Nazar(4)	—	*
Barry S. Sternlicht(5)	676,247	1.73%
Andrew J. Sossen	13,567	*
Nina A. Tran(6)	—	*
Colin T. Wiel(7)	—	*
Christopher B. Woodward(2)	1,666	*
All trustees and executive officers as a group (14 persons)	705,161	1.80%

*	Represents less than 1% of our common shares outstanding.
(1)	Excludes 34,666 of our RSUs granted upon the completion of the Separation.
(2)	Represents a grant of restricted common shares to the non-executive trustee upon the completion of the Separation.

(3)	Excludes 26,666 of our RSUs granted upon the completion of the Separation.
(4)	Excludes 6,666 of our RSUs granted upon the completion of the Separation.
(5)	Includes 64,797 common shares relating to 64,797 RSUs that were granted to our Manager upon the completion of the Separation and will vest on April 1, 2014, and excludes 712,777 RSUs that were granted to our Manager upon the completion of the Separation.
(6)	Excludes 10,000 of our RSUs granted upon the completion of the Separation.
(7)	Excludes 18,666 of our RSUs granted upon the completion of the Separation.

The following table sets forth certain information relating to the beneficial ownership of our common shares by each person, entity or group known to us to be the beneficial owner of more than five percent of our common shares based on a review of publicly available statements of beneficial ownership filed with the SEC on Schedules 13D and 13G through March 27, 2014.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Class
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, Pennsylvania 19355	4,956,592	(1)	12.67%

(1)	Based on information as of March 27, 2014 set forth in Schedule 13G filed with the SEC on March 10, 2014 by The Vanguard Group, Inc., which reported has sole voting power with respect to 23,956 of our common shares, sole dispositive power with respect to 4,925,316 of our common shares and shared dispositive power with respect to 21,276 of our common shares as of February 28, 2014.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

Management

We are dependent on our Manager for our day-to-day management and do not and will not have any independent officers or employees. All of our executive officers are also executives of our Manager. Gary M. Beasley, who is our Co-Chief Executive Officer; Douglas R. Brien, who is our Co-Chief Executive Officer; Colin T. Wiel, who is our Chief Investment Officer; Nina A. Tran, who is our Chief Financial Officer; Scott T. Gable, who is our Chief Operating Officer; S. Ali Nazar, who is our Chief Technology Officer; and Tamra D. Browne, who is our General Counsel and Secretary, continue to own indirect beneficial ownership interests in the Waypoint Manager. These individuals, as well as other employees of our Manager on whom we rely, could make substantial profits as a result of opportunities or management resources allocated to entities other than us, and they may have greater financial incentives tied to the success of such entities than to us. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities, including for Starwood Capital Group or, upon the completion of the Separation, the Waypoint Manager, may reduce the time that our Manager and its officers and personnel spend managing us. The Management Agreement with our Manager was negotiated between related parties and its terms, including fees and other amounts payable, may not be as favorable to us as if it had been negotiated at arm’s length with an unaffiliated third party.

The Waypoint Legacy Funds and the Waypoint Manager

The Waypoint Manager manages homes owned by the Waypoint Legacy Funds. The Waypoint Manager has agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire distressed and non-performing single-family residential mortgage loans, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. We are not acquiring the Waypoint Legacy Funds or the assets thereof. As a result, the Waypoint Manager, and thereby certain of our officers and trustees and members of our

Manager’s executive team, may compete directly with us for financing opportunities, for leasing and in other aspects of our business, which could have an adverse effect on our business. The Waypoint Manager has no fiduciary duties to us and there is no assurance that any conflicts of interest between the Waypoint Manager and us will be resolved in favor of our shareholders.

Management Agreement with our Manager

On January 31, 2014, we entered into the Management Agreement with our Manager. Pursuant to the Management Agreement, our Manager administers our business and growth strategies and performs certain services for us, subject to oversight by our board of trustees. Our Manager is responsible for, among other duties, (1) identifying homes and distressed and non-performing residential mortgage loans for acquisition, (2) acquiring homes and distressed and non-performing residential mortgage loans, (3) supervising its employees with respect to the conversion of our acquisitions into rental homes and the subsequent renovation, leasing, maintenance and other property management of our rental homes, (4) financing our acquisitions and activities related thereto, and (5) providing us with investment advisory services. In addition, our Manager has an investment committee that oversees compliance with our investment policies, business and growth strategies and financing strategy.

The initial term of the Management Agreement ends on January 31, 2017, with automatic one-year renewal terms. Our independent trustees review our Manager’s performance annually, and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent trustees based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) our determination that the management fees payable to our Manager are unfair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent trustees. We will provide our Manager with 180 days’ prior written notice of such a termination. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the annualized base management fee, based on the management fee paid in the most recently completed eight fiscal quarters before the date of termination. We may also terminate the Management Agreement at any time, including during the initial term, for cause without payment of any termination fee. During the initial three-year term of the Management Agreement, we may not terminate the Management Agreement except for cause. Our Manager may decline to renew the Management Agreement by providing us with 180 days prior written notice, in which case we would not be required to pay a termination fee. Our Manager is entitled to a termination fee upon termination of the Management Agreement by us without cause or termination by our Manager if we materially breach the Management Agreement.

Base Management Fee

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means: (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period.

Reimbursement of Expenses

We are required to reimburse our Manager for the expenses described below. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

We also pay certain expenses incurred by our Manager on our behalf or otherwise in connection with the operation of our business, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to:

•	expenses in connection with the issuance and transaction costs incident to the acquisition, disposition and financing of our investments;

•	costs of legal, tax, accounting, consulting, auditing and other similar services rendered for us by providers retained by our Manager or, if provided by our Manager’s personnel, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis;

•	the compensation and expenses of our trustees and the cost of liability insurance to indemnify our trustees and officers;

•	costs associated with the establishment and maintenance of any of our credit facilities, other financing arrangements, or other indebtedness of ours (including commitment fees, accounting fees, legal fees, closing and other similar costs) or any of our securities offerings;

•	expenses connected with communications to holders of our securities or of our subsidiaries and other bookkeeping and clerical work necessary in maintaining relations with holders of such securities and in complying with the continuous reporting and other requirements of governmental bodies or agencies, including, without limitation, all costs of preparing and filing required reports with the SEC, the costs payable by us to any transfer agent and registrar in connection with the listing and/or trading of our shares on any exchange, the fees payable by us to any such exchange in connection with its listing, costs of preparing, printing and mailing our annual report to our shareholders and proxy materials with respect to any meeting of our shareholders;

•	costs associated with any computer software or hardware, electronic equipment or purchased information technology services from third-party vendors that is used for us;

•	expenses incurred by managers, officers, personnel and agents of our Manager for travel on our behalf and other out-of-pocket expenses incurred by managers, officers, personnel and agents of our Manager in connection with the purchase, financing, refinancing, sale or other disposition of an investment or establishment and maintenance of any of our securitizations or any of our securities offerings;

•	costs and expenses incurred with respect to investor relation services, industry associations, memberships and conferences market information systems and publications, research publications and materials, and settlement, clearing and custodial fees and expenses applicable to us;

•	compensation and expenses of our custodian and transfer agent, if any;

•	the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency;

•	all taxes and license fees;

•	all insurance costs incurred in connection with the operation of our business except for the costs attributable to “errors and omissions” insurance that our Manager elects to carry for itself and its personnel;

•	costs and expenses incurred in contracting with third parties;

•	all other costs and expenses relating to our business and investment operations, including, without limitation, the costs and expenses of acquiring, owning, protecting, maintaining, developing and disposing of investments, including appraisal, reporting, audit and legal fees;

•	expenses relating to any office(s) or office facilities, including, but not limited to, disaster backup recovery sites and facilities, maintained for us or our investments separate from the office or offices of our Manager;

•	expenses connected with the payments of interest, dividends or distributions in cash or any other form authorized or caused to be made by the board of Trustees to or on account of holders of our securities or of our subsidiaries, including, without limitation, in connection with any dividend reinvestment plan;

•	any judgment or settlement of pending or threatened proceedings (whether civil, criminal or otherwise) against us or any subsidiary, or against any trustee, director, partner, member or officer of us or of any subsidiary in his capacity as such for which we or any subsidiary is required to indemnify such trustee, director, partner, member or officer by any court or governmental agency; and

•	all other expenses actually incurred by our Manager (except as described below) which are reasonably necessary for the performance by our Manager of its duties and functions under the Management Agreement.

We reimburse our Manager for our allocable share of compensation paid to certain of our Manager’s officers and employees. In particular, for our named executive officers, we reimburse our Manager for an allocable portion of the salaries and benefits of our Chief Financial Officer, Chief Operating Officer, Chief Technology Officer and General Counsel who devote a portion of their time to our business as needed, but we do not reimburse our Manager for the salaries and benefits of our Co-Chief Executive Officers or Chief Investment Officer. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

If requested by our Manager within the 90 day period following the date of the Management Agreement, we have agreed to pre-fund to our Manager up to $5.0 million in the aggregate for costs and expenses, or the pre-funded expenses. Any pre-funded expenses will be credited on a monthly basis against up to 50% of the costs and expenses incurred by our Manager on behalf of us during the relevant period and payable by us hereunder until such time as the full amount of pre-funded expenses have been so credited.

Internalization of our Manager

At any time, and from time to time, Starwood Capital Group may (1) with the consent of the Waypoint Manager and (2) at any time, and from time to time, after we raise incremental equity capital equal to or greater than $2.0 billion, subject to adjustment under certain circumstances, in its sole discretion: present to our board of trustees for consideration and approval a proposal, or the internalization proposal, for us to acquire our Manager and its relevant affiliates engaged in our management from the equity holders thereof. No purchase price to be paid in connection with the internalization of our Manager has been proposed at this time, and any such price will be determined in the future in connection with the applicable internalization proposal. Any internalization proposal would be subject to negotiation and, in our discretion, rejection by us, and we will not be under any obligation to consider any particular proposal. Under any circumstance, acceptance of any internalization proposal will be conditioned upon (1) receipt by us of a fairness opinion from an investment banking firm of national reputation to the effect that the internalization consideration to be paid by us to the equity holders of our Manager will be fair, from a financial point of view, to the holders of our outstanding common shares (other than our Manager and its affiliates) and (2) the approval of the acquisition by (a) a special committee comprised solely of independent trustees of our board of trustees and (ii) our shareholders holding a majority of all the votes cast at a meeting of our shareholders duly called and at which a quorum is present.

No assurances can be given that we will internalize our Manager.

Related Party Transaction Policies

In order to avoid any actual or perceived conflicts of interest between the Starwood related parties or the Waypoint related parties and us, the approval of a majority of our independent trustees is required to approve (1) any purchase of our assets by any of the Starwood related parties or any of the Waypoint related parties and (2) any purchase by us of any assets of any of the Starwood related parties or any of the Waypoint related parties.

Our board of trustees has adopted a policy regarding the approval of any “related party transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to the person designated by our Chief Executive Officers as the compliance officer any related party transaction and all material facts about the transaction. The person designated by our Chief Executive Officers as the compliance officer would then assess and promptly communicate that information to the compensation committee of our board of trustees. Based on its consideration of all of the relevant facts and circumstances, the compensation committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related party transaction that has not been pre-approved under this policy, the transaction will be referred to the compensation committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any trustee who may be interested in a related party transaction to recuse himself or herself from any consideration of such related party transaction.

Trustee Independence

Each of Thomas M. Bowers, Richard D. Bronson, Michael D. Fascitelli, Jeffrey E. Kelter and Christopher B. Woodward was determined to be an independent trustee by our board of trustees under the applicable NYSE independence standards.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to us by Deloitte and Touche, LLP during our 2013 fiscal year for professional services rendered for the audit of our annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, and review of documents filed with the SEC, totaled $664,000. The aforementioned audit fees billed to us during the year ended December 31, 2013, were for audit work performed for the period beginning May 23, 2012 (inception) through December 31, 2012 and for the year ended December 31, 2013.

Audit-Related Fees

There were no audit-related fees billed to us by Deloitte & Touche, LLP during our 2013 fiscal year.

Tax Fees

There were no tax fees billed to us by Deloitte & Touche LLP during our 2013 fiscal year.

All Other Fees

Other than as set forth above, there were no other fees billed to us by Deloitte & Touche LLP during our 2013 fiscal year.

All of the 2013 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee of our board of trustees and in accordance with Section 10A under the Exchange Act, services to be performed by our independent auditors. No fees were billed to us by Deloitte & Touche LLP during the period from May 23, 2012 (inception) through December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements:

See “Item 8—Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedules:

Included within Item 8:

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

(3)	Exhibits:

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.1	Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.1	Amended and Restated Limited Partnership Agreement of Starwood Waypoint Residential Partnership, L.P., dated January 16, 2014, by and between Starwood Waypoint Residential Trust and Starwood Waypoint Residential GP, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.2	Management Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.3	Co-Investment and Allocation Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., SWAY Management LLC and Starwood Property Trust, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.4	Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.5	Form of Restricted Share Award Agreement for Non-Executive Trustees (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.6	Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.7	Form of Restricted Share Unit Award Agreement for Initial Award to SWAY Management LLC under the Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

Exhibit No.	Exhibit Description

10.8+	Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.9+	Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.10+	Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.11	Registration Rights Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.12	Limited Partnership Agreement of PrimeStar Fund I, L.P., as amended (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.13	Governance Rights Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P. and Waypoint Real Estate Group Holdco, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.14	Form of Indemnification Agreement of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.15	Purchase and Sale Agreement, dated March 3, 2014, by and among the Buyers, Seller, Waypoint Fund XI, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2014)

10.16	Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.17	Guaranty Agreement, dated March 11, 2014, by Starwood Waypoint Residential Trust in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.18*	Limited Guaranty and Recourse Indemnity Agreement, dated February 5, 2014, by Starwood Waypoint Residential Partnership, L.P., for the benefit of Citibank, N.A.

10.19*	Master Loan and Security Agreement, dated February 5, 2014, by and between Starwood Waypoint Borrower, LLC and Citibank, N.A.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Waypoint Residential Trust

By:	/s/ Gary M. Beasley
	Name:	Gary M. Beasley
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. Beasley Gary M. Beasley	Co-Chief Executive Officer and Trustee (Principal Executive Officer)	March 28, 2014

/s/ Douglas R. Brien Douglas R. Brien	Co-Chief Executive Officer (Principal Executive Officer)	March 28, 2014

/s/ Nina A. Tran Nina A. Tran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Barry S. Sternlicht Barry S. Sternlicht	Chairman of the Board of Trustees	March 28, 2014

/s/ Andrew J. Sossen Andrew J. Sossen	Trustee	March 28, 2014

/s/ Colin T. Wiel Colin T. Wiel	Trustee	March 28, 2014

/s/ Thomas M. Bowers Thomas M. Bowers	Trustee	March 28, 2014

/s/ Richard D. Bronson Richard D. Bronson	Trustee	March 28, 2014

/s/ Michael D. Fascitelli Michael D. Fascitelli	Trustee	March 28, 2014

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee	March 28, 2014

/s/ Christopher B. Woodward Christopher B. Woodward	Trustee	March 28, 2014