Form 10-Q
period 2014-03-31
Starwood Waypoint Residential Trust
filed 2014-05-15
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001- 36163

Starwood Waypoint Residential Trust

(Exact name of registrant as specified in its charter)

Maryland	80-6260391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1999 Harrison St Oakland, CA	94612
(Address of principal executive offices)	(Zip Code)

(510) 250-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2014, there were 39,110,969 common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

Various statements in this Quarterly Report on Form 10-Q of Starwood Waypoint Residential Trust (the “Company”, “we”, “our” or “us”) contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the risk factors referenced in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K filed on March 28, 2014 under the section captioned “Risk Factors” and should be read in conjunction with this Quarterly Report on Form 10-Q;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the rental home market specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans;

•	our ability to convert the homes and distressed and non-performing residential mortgage loans (“NPLs”) we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve distressed and non-performing residential mortgage loans;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	The proposed internalization of our Manager (as defined below);

•	Our relationships with Starwood Capital Group and our Manager, and their ability to retain qualified personnel;

•	Potential conflicts of interest with Starwood Capital Group, our Manager, the Waypoint Manager and the Waypoint Legacy Funds;

•	the timing of cash flows, if any, from our investments;

i

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

When considering forward-looking statements, keep in mind the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and see the discussion on risk factors in Item 1A, “Risk Factors,” that was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
ASSETS
Investments in real estate
Land	$183,803	$88,826
Building and improvements	583,617	349,532
Development costs	343,183	306,557

Total	1,110,603	744,915
Less accumulated depreciation	(11,045)	(5,730)

Investments in real estate properties, net	1,099,558	739,185
Real estate held for sale, net	8,353	10,168

Investments in real estate, net	1,107,911	749,353
Non-performing loans	196,866	214,965
Non-performing loans (fair value option)	101,336	—
Resident and other receivables, net	3,909	1,261
Cash and cash equivalents	98,622	44,613
Restricted cash	15,550	3,331
Deferred leasing costs and lease intangibles, net	5,947	494
Deferred financing costs, net	10,530	—
Other assets	10,849	4,391

Total assets	$1,551,520	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$401,686	$—
Accounts payable and accrued expenses	35,834	22,434
Resident security deposits and prepaid rent	8,835	3,918

Total liabilities	446,355	26,352

Commitments and contingencies (Note 11)
Equity:
Preferred shares $0.01 par value, 100,000,000 authorized, none issued and outstanding	—	—
Common shares, $0.01 par value, 500,000,000 authorized, 39,110,969 issued and outstanding as of March 31, 2014, and 1,000 issued and outstanding as of December 31, 2013	391	—
Additional paid-in-capital	1,117,726	1,018,267
Accumulated deficit	(14,387)	(27,848)

Total shareholders’ equity	1,103,730	990,419
Non-controlling interests	1,435	1,637

Total equity	1,105,165	992,056

Total liabilities and equity	$1,551,520	$1,018,408

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Rental revenues	$13,765	$1,124
Other property revenues	479	41
Gain on non-performing loans, net	1,843	359
Gain on loan conversions, net	5,414	—

Total revenues	21,501	1,524

Expenses
Property operating and maintenance	6,032	394
Real estate taxes and insurance	3,143	623
Mortgage loan servicing costs	4,882	—
Non-performing loan management fees and expenses	2,006	1,006
General and administrative	5,815	1,454
Investment management fees	2,757	—
Separation costs	3,543	—
Acquisition pursuit costs and property management engagement costs	554	655
Interest expense, including amortization	1,500	—
Depreciation and amortization	5,473	657
Impairment of real estate	834	55

Total expenses	36,539	4,844

Operating loss	(15,038)	(3,320)

Other income (expense)
Gain (loss) on sales of investments in real estate, net	(145)	87

Total other income (expense)	(145)	87

Loss before income taxes	(15,183)	(3,233)
Income tax expense	135	162

Net loss	(15,318)	(3,395)
Net loss attributable to non-controlling interests	10	6

Net loss attributable to common shareholders	$(15,308)	$(3,389)

Weighted average common shares outstanding - basic and diluted	39,110,969	39,110,969

Net loss per common share

Basic and diluted	$(0.39)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

	Common shares
	Number of shares	Par Value	Additional paid-in capital	Accumulated deficit	Shareholder’s equity	Non-controlling interest	Total equity

Balances at December 31, 2012	1,000	$—	$184,384	$(4,424)	$179,960	$500	$180,460
Former Parent contributions	—	—	220,078	—	220,078	—	220,078
Net loss	—	—	—	(3,389)	(3,389)	(6)	(3,395)

Balances at March 31, 2013	1,000	$—	$404,462	$(7,813)	$396,649	$494	$397,143

	Common shares
	Number of shares	Par Value	Additional paid-in capital	Accumulated deficit	Shareholder’s equity	Non-controlling interest	Total equity

Balances at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$990,419	$1,637	$992,056
Net loss attributable prior to the Separation	—	—	—	(921)	(921)	(10)	(931)
Net loss attributable after the Separation	—	—	—	(14,387)	(14,387)	—	(14,387)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	128,290	—	128,290
Share-based compensation	—	—	329	—	329	—	329
Non-controlling interest contributions	—	—	—	—	—	400	400
Non-controlling interest distributions	—	—	—	—	—	(592)	(592)

Balances at March 31, 2014	39,110,969	$391	$1,117,726	$(14,387)	$1,103,730	$1,435	$1,105,165

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(15,318)	$(3,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,473	657
Amortization of deferred financing costs	536	—
Share-based compensation expense	329	—
Loss (gain) on sales of investment real estate, net	145	(87)
Gain on non-performing loans, net	(1,843)	(359)
Gain on loan conversions, net	(5,414)	—
Allowance for doubtful accounts	509	—
Impairment of real estate	834	55
Allocated expenses from Starwood Property Trust (Note 9)	—	1,471
Changes in assets and liabilities:
Resident and other receivables	(3,157)	—
Restricted cash	(3,060)	(423)
Deferred leasing costs and lease intangibles	(5,483)	—
Other assets	(6,255)	(111)
Accounts payable and accrued expenses	11,737	(416)
Resident security deposits and prepaid rent	4,919	418

Net cash used in operating activities	(16,048)	(2,190)

Cash flows from investing activities:
Purchases of real estate	(296,220)	(108,431)
Additions to real estate	(55,834)	(5,120)
Proceeds from sale of real estate	5,910	1,692
Purchases of non-performing loans	(101,336)	(104,142)
Liquidation and other proceeds on loans	4,040	—
Principal repayments on loans	1,609	15
Proceeds from sale of loans	2,526	1,690
Restricted cash	(9,158)	—
Decrease (increase) in purchase deposits	(198)	4,090

Net cash used in investing activities	(448,661)	(210,206)

Cash flows from financing activities:
Proceeds from credit facilities	401,686	—
Payment of financing costs	(11,066)	—
Contributions from non-controlling interests	400	—
Distributions to non-controlling interests	(592)	—
Capital contributions	128,290	218,607

Net cash provided by financing activities	518,718	218,607

Net change in cash and cash equivalents	54,009	6,211
Cash and cash equivalents at beginning of the period	44,613	8,152

Cash and cash equivalents at end of the period	$98,622	$14,363

Supplemental disclosure of cash flow information
Cash paid for income taxes	$123	$—
Non-cash investing activities
Accrued capital expenditures	$13,817	$1,434
Loan basis converted to real estate	$11,767	$1,125
Non-cash financing activities
Deemed capital contribution from Starwood Property Trust (Note 9)	$—	$1,471

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(unaudited)

Note 1. Organization and Operations

We are a Maryland real estate investment trust formed primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans (“NPL”) at significant discounts to their most recent broker price opinion (“BPO”), which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term, primarily through dividends and secondarily through capital appreciation.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT” or our “Former Parent”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own single-family residential rental homes and distressed and non-performing residential mortgage loans. On January 31, 2014 (the “Distribution Date”), SPT completed the separation (the “Separation”) of us to its stockholders and we issued 39,110,969 common shares. Our shares began trading on February 3, 2014 on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100 million to our consolidated balance sheet to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

Our operating partnership (“OP”) was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our OP, and we conduct substantially all of our business through our OP. We own 100% of the OP units in our OP.

We have a joint venture with Prime Asset Fund (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of distressed and non-performing residential mortgage loans. We own a greater than 99% interest in the joint venture, which holds all of our distressed and non-performing residential mortgage loans.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2014. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Our Manager

We are externally managed and advised by SWAY Management, LLC (our “Manager”) pursuant to the terms of a management agreement (the “Management Agreement”), which will not expire until January 31, 2017. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman.

On January 31, 2014, our Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

Geographic Concentrations

We hold significant concentrations of homes and distressed and non-performing residential mortgage loans with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Homes

Market	As of March 31, 2014	As of December 31, 2013
South Florida	21%	28%
Atlanta	19%	17%
Houston	13%	16%

Distressed and Non-Performing Residential Mortgage Loans

State	As of March 31, 2014	As of December 31, 2013
Florida	29%	35%
California	16%	7%
New York	11%	11%

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. Intercompany amounts have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes filed with the SEC on March 28, 2014 for the year ended December 31, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

The condensed consolidated results of operations for the three months ended March 31, 2014 and the corresponding period of 2013 and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and the corresponding period of 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

Prior to our Separation from our Former Parent, the historical consolidated financial statements were derived from the consolidated financial statements and accounting records of our Former Parent principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of the Company’s businesses. The historical consolidated financial statements also include allocations of certain of our Former Parent’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to Separation, included herein, may not necessarily reflect the Company’s results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had the Company been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of our Former Parent business segments have been identified in the historical consolidated financial statements as transactions between related parties for periods prior to the Separation. We have no expenses allocated to us from our Former Parent in 2014.

The most significant estimate that we make is of the fair value of our properties and distressed and non-performing residential mortgage loans. While home values are typically not a highly subjective estimate on a per-unit basis given the usual availability of comparable property sale and other market data, these fair value estimates significantly impact the consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Estimates pertaining to the fair value of non-performing loans use a discounted cash flow valuation model and consider alternate loan resolution probabilities including modification, liquidation or conversion to rental property. These fair value estimates significantly impact the consolidated financial statements in that changes to fair value of non-performing loans that have elected the fair value option are reflected in unrealized gains and losses and recorded in current period earnings.

The non-controlling interest in a consolidated subsidiary is the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets. In addition, the accompanying condensed consolidated statements of operations include the allocation of our net loss to the non-controlling interest holders in Prime.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of the new requirements is not expected to have a material impact on the condensed consolidated financial statements.

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our condensed financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

Segment Reporting

We are focused primarily on acquiring single-family homes and distressed and non-performing residential mortgage loans and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from our Former Parent’s chief executive officer to our two Co-CEOs who view our non-performing loan activities as a segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our condensed consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income will now be presented as gain on non-performing loans, net and gain on loan conversions, net within our revenue section on the condensed consolidated statements of operations as we believe revenues associated with our NPL business segment represent a significant part of our ongoing operations.

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

Restricted Cash

Restricted cash is primarily comprised of resident security deposits held by us and debt facility restrictions on interest collections for our debt facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Real estate under development in the accompanying condensed consolidated balance sheets represents aggregate carrying amount of properties that are being prepared for their intended use.

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

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value we consider comparable home sales or appraisals. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our held for sale and held for use assets, we determined that certain properties were impaired, which resulted in impairment charges of $0.8 million and $0.1 million during the three months ended March 31, 2014 and for the corresponding period in 2013, respectively.

Non-Performing Loans

We have purchased pools of distressed and non-performing residential mortgage loans, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio (“Rental Pool Assets”) or sold (“Non-Rental Pool Assets”) or (2) modify and hold or resell at higher prices if circumstances warrant.

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

For loans purchased prior to January 1, 2014, we evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments, As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. During the three months ended March 31, 2014 and the corresponding period in 2013, no impairments have been recorded on any of our loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as gains from the conversion of loans into real estate in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the three months ended March 31, 2014, we converted $11.8 million in non-performing loans into $17.2 million in real estate assets. We had no conversions of non-performing loans into real estate assets in the corresponding period of 2013. We recorded a gain of $5.4 million for the three months ended March 31, 2014. The corresponding period of 2013 had no gains or losses from loan conversions.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a gain on non-performing loans.

Beginning in 2014, we have elected the fair value option for non-performing loan purchases as we have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of mortgage loans, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings.

We determine the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include loan amounts, payment history and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to real estate owned (“REO”)). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in gain on non-performing loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. During the three months ended March 31, 2014 and the corresponding period of 2013, no unrealized gains or losses in the fair value of the loans has been reported.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and homeowners’ association (“HOA”) fees dues during periods in which property stabilization is in progress. We charge to expense

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets on our condensed consolidated balance sheets.

Revenue Recognition

Rental revenue attributable to residential leases is recorded when due from residents. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and current credit status. We generally do not require collateral other than resident security deposits. There was $1.5 million in allowance for doubtful accounts as of March 31, 2014. We had $1.0 million for doubtful accounts for the year ended December 31, 2013. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2014 and the corresponding period of 2013, we had incurred bad debt expense $0.5 million and zero, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Loss Per Share

We use the two-class method to calculate basic and diluted earnings per share (“EPS”) as our restricted stock units are participating securities as defined by GAAP. We calculate EPS by dividing net loss attributable to us for the period by the weighted average number of common shares outstanding for the period. As of March 31, 2014, no participating or dilutive instruments were included as they would have been anti-dilutive. The Company had no instruments that would have been participating or dilutive for the three months ended March 31, 2013.

Share-based Payments

The fair value of the restricted stock or restricted stock units granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Comprehensive Income

We had no items of other comprehensive income, so our comprehensive loss is the same as our net loss for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

Income Taxes

We intend to elect to be taxed as a REIT under Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and share ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We recorded a provision for federal and state income taxes of $0.1 million and $0.2 million related to the activities in our TRSs during the three months ended March 31, 2014 and the corresponding period in 2013, respectively.

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

Cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits

Fair values approximate carrying values due to their short-term nature. These valuations have been classified as Level I.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.

The assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Three Months Ended March 31, 2014
(in thousands)		Pre-Impairment Amount	Total Losses	Fair Value
Residential real estate	Level III	$5,613	$(834)	$4,779

		Three Months Ended March 31, 2013
(in thousands)		Pre-Impairment Amount	Total Losses	Fair Value
Residential real estate	Level III	$1,041	$(55)	$986

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

The following table presents the amount of non-performing loans converted to real estate measured at fair value on a non-recurring basis during the three months ended March 31, 2014.

(in thousands)		Carrying Value	Realized Gains	Fair Value
Non-recurring basis (assets)
Transfer of non-performing loans into homes	Level III	$11,767	$5,414	$17,181

There were no transfers of non-performing loans into homes for the three months ended March 31, 2013.

The following table summarizes level III activity for our non-performing loans carried at fair value during the three months ended March 31, 2014:

(in thousands)
Balance at January 1, 2014	$—
Non-performing loans acquired	101,336

Ending Balance as of March 31, 2014	$101,336

Fair Value Option

The guidance in FASB Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method. We have concluded that non-performing loans accounted for at fair value timely reflect the results of our investment performance.

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our March 13, 2014 purchase of non-performing loans in the amount of $101.3 million. We have concluded as of March 31, 2014 that the fair value of the pool purchased was equal to the price paid on March 13, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

The following table presents our financial instruments on the condensed consolidated balance sheets:

		March 31, 2014		December 31, 2013
		Carrying	Fair	Carrying	Fair
(in thousands)		Value	Value	Value	Value
Assets not carried on the consolidated balance sheets at fair value
Non-performing residential loans	Level III	$196,866	$249,125	$214,965	$223,861

Total assets		$196,866	$249,125	$214,965	$223,861

Liabilities not carried on the consolidated balance sheets at fair value
Credit facilities	Level III	$401,686	$401,686	—	—

Total liabilities		$401,686	$401,686	$—	$—

Recurring assets recognized at fair value
Non-performing residential loans (fair value option)	Level III	$101,336	$101,336	$—	$—

The significant unobservable inputs used in the fair value measurement of our non-performing loans are discount rates, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our non-performing loans as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
Input	2014	2013
Discount rate	15%	n/a
Loan resolution probabilities - rental	0% - 100%	n/a
Loan resolution probabilities - liquidation	0% - 100%	n/a
Loan resolution timelines (in years)	0.1 to 5.8	n/a
Value of underlying properties	$4,000 - $2,300,000	n/a

Note 4. Net Loss per Share

Our shares began trading on February 3, 2014 on the NYSE under the ticker symbol SWAY. In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings attributable to us. The denominator for basic and diluted EPS is based on the number of SWAY common shares outstanding on the Distribution Date. On the Distribution Date, SPT stockholders of record as of the close of business on January 24, 2014 received one common share of SWAY for every five shares of SPT common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of SWAY common shares outstanding immediately following the distribution. The same number of shares was used to calculate basic and diluted EPS since no SWAY equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2014	2013
Numerator:
Net loss attributable to common shareholders	$(15,308)	$(3,389)

Denominator:
Basic weighted average shares outstanding	39,111	39,111
Effect of dilutive restricted share units	—	—

Diluted weighted average shares outstanding	39,111	39,111

Basic and diluted net loss per share	$(0.39)	$(0.09)

The dilutive effect of outstanding restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by GAAP. As the Company reported a net loss for the three months ended March 31, 2014, and the corresponding period of 2013, both basic and diluted net loss per share are the same.

For the three months ended March 31, 2014, a total of 1.0 million of our common shares subject to restricted stock units and restricted stock awards (“RSA”) were excluded from the computation of diluted net loss per share as the resulting effect would have been anti-dilutive. We had no restricted share units during the corresponding three months in 2013.

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2013 and the three months ended March 31, 2014:

(in thousands)
Balance as of January 1, 2013	$99,614
Acquisitions	534,018
Real estate converted from loans	33,326
Capitalized expenditures	102,307
Basis of real estate sold	(13,008)
Impairment of real estate	(1,174)

Balance as of December 31, 2013	755,083
Acquisitions	296,220
Real estate converted from loans	17,181
Capitalized expenditures	57,362
Basis of real estate sold	(6,056)
Impairment of real estate	(834)

Balance as of March 31, 2014	$1,118,956

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

The following table summarizes transactions within our non-performing loans for the year ended December 31, 2013 and the three months ended March 31, 2014:

(in thousands)	Non-performing Loans	Non-performing loans (fair value option)
Balance as of January 1, 2013	$68,106	$—
Acquisitions	186,123	—
Basis of loans sold	(197)	—
Loans converted to real estate	(24,702)	—
Loan liquidations and other basis reductions	(14,365)	—

Balance as of December 31, 2013	214,965	—
Acquisitions	—	101,336
Basis of loans sold	(1,713)	—
Loans converted to real estate	(11,767)	—
Loan liquidations and other basis reductions	(4,619)	—

Balance as of March 31, 2014	$196,866	$101,336

Note 7. Debt

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

In connection with the credit facility, our OP has provided Citibank, N.A. with a limited recourse guaranty agreement pursuant to which the OP agreed to indemnify the lender against specified losses due to fraud, misrepresentations, misapplication of funds, physical waste, breaches of specified representations warranties and covenants, as well as guaranty the entire amount of the facility in the event that the Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being consolidated with any other entity that is subject to a bankruptcy proceeding. The outstanding balance on this facility as of March 31, 2014 was approximately $261.6 million.

On March 11, 2014, we, as guarantor of PrimeStar Fund LP, a limited partnership in which we own indirectly the majority of the general partnership and limited partnership interests, and Wilmington Savings Fund Society, not in its individual capacity but solely as trustee of PrimeStar Trust, a trust in which we own, indirectly, the majority of beneficial trust interests, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The repurchase agreement will be used to finance the acquisition of pools or groups of mortgage loans secured by residential real property and related residential real property by us and our wholly-owned subsidiaries. The repurchase agreement and the ancillary transaction documents provide maximum financings of up to $350.0 million. Advances under the repurchase agreement accrue interest at a per annum pricing rate based on 30 day LIBOR (or a conduit costs of funds rate if a buyer-sponsored conduit is utilized) plus a spread of 3.00%. During the existence of an Event of Default (as defined in the repurchase

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

agreement), interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional spread of 3.00%. The initial maturity date of the facility is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar LP upon the satisfaction of certain conditions set forth in the repurchase agreement and ancillary transaction documents. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents. The outstanding balance on March 31, 2014 on this facility was approximately $140.1 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants including the following financial covenants applicable to us: (i) our adjusted tangible net worth shall not (A) decline by 35% or more during a calendar year, (B) decline by 25% or more during any calendar quarter, (C) decline by more than 50% of our highest adjusted tangible net worth from and after the date of the repurchase agreement or (D) be less than $400.0 million (exclusive of our interest in non-performing loans and residential real properties pledged under the facility); (ii) our ratio of total indebtedness to adjusted tangible net worth shall not be greater than 3.0 to 1.0; and (iii) our cash liquidity shall not be less than the greater of (A) $30.0 million and (B) 10% of our total indebtedness.

As of March 31, 2014, total outstanding borrowings under our credit facilities were $401.7 million. During the three months ended March 31, 2014, we incurred $1.5 million in interest expense and capitalized approximately $0.1 million related to these facilities. We had no interest expense for the previous corresponding period of 2013. The Company also paid and deferred approximately $11.0 million of financing costs. We amortize these costs using the effective interest rate method. During the three months ended March 31 2014, we amortized $0.5 million of financing costs which recorded as interest expense in our consolidated statements of operations. As of March 31, 2014, we are in compliance with all of our debt facility requirements.

The following table summarizes our contractual maturities of our debt as of March 31, 2014 (in thousands).

Year
2014 remainder	$—
2015	140,129
2016	—
2017	261,557
2018	—
Thereafter	—

Total	$401,686

Note 8. Share-Based Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

The following table summarized our restricted stock units and restricted stock awards activity during the three months ended March 31, 2014:

	Manager Equity Plan		Equity Plan		Non-Executive Trustee Share Plan		Total
	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value
Nonvested shares February 3, 2014	—	—	—	—	—	—	—	—
Granted	777,754	$30.00	199,991	$30.00	8,330	$30.00	986,075	$30.00
Vested	—	—	(11,110)	$30.00	—	—	(11,110)	$30.00
Forfeited	—	—	—	—	—	—	—	—

Nonvested shares March 31, 2014	777,754	$30.00	188,881	$30.00	8,330	$30.00	974,965	$30.00

During the three months ended March 31, 2014, we recorded $0.3 million of share-based compensation expense as general and administrative expense. There were no share based payments or grants in the corresponding period of 2013 as our shares began trading on February 3, 2014. As of March 31, 2014, $29.3 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 3.0 years.

Note 9. Related Party Transactions

The accompanying condensed consolidated statements of operations and balance sheet include the following costs which have been allocated from our Manager for the three months ended March 31, 2014 and from SPT for the corresponding period in 2013 to us. The allocated expenses generally represent (1) certain invoices that our Manager or SPT paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager or SPT which are estimated to have been attributable to us. SPT has not and does not expect to demand payment from us for these expenses and therefore were recorded as owner’s contribution; we believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations.

		Three Months Ended March 31,
Type of Costs Incurred	Financial statement location	2014	2013
General and administrative	Statement of operations	$4,282	$1,200
Property operating and maintenance	Statement of operations	4,138	—
Management fees	Statement of operations	2,757	—

subtotal		11,177	1,200
Development costs	Balance sheet	3,513	—

Total related party costs		$14,690	$1,200

Reimbursement of Costs

We are required to reimburse our Manager for the costs incurred on our behalf. Cost reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

We also pay certain costs incurred by our Manager on our behalf or otherwise in connection with the operation of our business, except those specifically required to be borne by our Manager under the Management Agreement. For the three months ended March 31, 2014, we incurred $11.9 million of costs that consisted of (i) $4.3 million in general and administrative expense, (ii) $4.1 million in property operating and maintenance expense, and (iii) $3.5 million of costs, including construction costs and acquisition costs, that were capitalized on our consolidated balance sheet under the caption Development costs, from our Manager. Prior to the Separation, our costs were allocated to us by our Former Parent, SPT. During the three months ended March 31, 2013, management fees allocated to us were $1.2 million. Since our Former Parent did not seek (and will not seek) reimbursement of these costs, they were recorded as owner’s contribution.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means: (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three months ended March 31, 2014 was $2.8 million.

Waypoint Fund XI, LLC purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI”) for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI.

Note 10. Segment Reporting

In its operation of the business, management, including our chief operating decision makers, our Chief Executive Officers, review certain financial information, including segmented internal profit and loss statements. The segment information within this note is reported on that basis.

Prior to the Separation, we operated in one reportable business segment. As a result of the separation and the change of the chief operating decision maker as well as expansion of our non-performing loan business, we currently have two reportable business segments:

•	REO Segment single family residential—includes the business activities associated with our investments in single family residential properties and.

•	NPL Segment — includes non-performing single-family residential loans.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include management fees payable to our Manager and our separation costs, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. The Company’s reportable segments are strategic business units that offer different channels to acquiring real estate and offer different risk and return profiles. While the REO business segment provides a direct conduit to real estate, the NPL business segment also provides revenue opportunities through potential gains achieved through the resolution of the non-performing loans. Further, not all non-performing loans resolve into the acquisition of real estate resulting in potential gains from the sale or dissolution of the non-performing loan. Additionally, both business segments require differing asset management approaches given the differing nature of the investments.

We have presented certain prior period amounts within this note to conform to the way we internally manage and monitor segment performance in the current periods.

	March 31, 2014			December 31, 2013
(in thousands except share and per share data)	NPL	REO	TOTAL	NPL	REO	TOTAL

ASSETS
Investments in real estate
Land	$—	$183,803	$183,803	$—	$88,826	$88,826
Building and improvements	—	583,617	583,617	—	349,532	349,532
Development costs	—	343,183	343,183	—	306,557	306,557

Total	—	1,110,603	1,110,603	—	744,915	744,915
Less accumulated depreciation	—	(11,045)	(11,045)	—	(5,730)	(5,730)

Investment in real estate properties, net	—	1,099,558	1,099,558	—	739,185	739,185
Real estate held for sale	—	8,353	8,353	—	10,168	10,168

Investment in real estate, net	—	1,107,911	1,107,911	—	749,353	749,353
Non-performing loans	196,866	—	196,866	214,965	—	214,965
Non-performing loans (fair value option)	101,336	—	101,336	—	—	—
Resident and other receivables, net	2,102	1,807	3,909	—	1,261	1,261
Cash and cash equivalents	5,568	93,054	98,622	5,825	38,788	44,613
Restricted cash	—	15,550	15,550	—	3,331	3,331
Deferred leasing costs and lease intangibles, net	—	5,947	5,947	—	494	494
Deferred financing costs, net	2,617	7,913	10,530	—	—	—
Other assets	—	10,849	10,849	—	4,391	4,391

Total assets	$308,489	$1,243,031	$1,551,520	$220,790	$797,618	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$140,129	$261,557	$401,686	$—	$—	$—
Accounts payable and accrued expenses	1,433	34,401	35,834	—	22,434	22,434
Resident security deposits and prepaid rent	—	8,835	8,835	—	3,918	3,918

Total liabilities	141,562	304,793	446,355	—	26,352	26,352

Commitments and contingencies (note 11)
Equity:
Preferred shares $0.01 par value, 100,000,000 authorized; none issued and outstanding	—	—	—	—	—	—

Common shares $0.01 par value, 500,000,000 authorized, 39,110,969 issued and outstanding	—	391	391	—	—	—
Additional paid-in-capital	167,378	950,348	1,117,726	215,524	802,743	1,018,267
Retained earnings (accumulated deficit)	(1,886)	(12,501)	(14,387)	3,629	(31,477)	(27,848)

Total common shareholder equity	165,492	938,238	1,103,730	219,153	771,266	990,419
Non-controlling interests	1,435	—	1,435	1,637	—	1,637

Total equity	166,927	938,238	1,105,165	220,790	771,266	992,056

Total liabilities and equity	$308,489	$1,243,031	$1,551,520	$220,790	$797,618	$1,018,408

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
(in thousands except per share data)	NPL	REO	Total	NPL	REO	Total

Revenues
Rental revenues	$—	$13,765	$13,765	$—	$1,124	$1,124
Other property revenues	—	479	479	—	41	41
Gain on non-performing loans, net	1,843	—	1,843	359	—	359
Gain on loan conversion, net	5,414	—	5,414	—	—	—

Total revenues	7,257	14,244	21,501	359	1,165	1,524
Expenses
Property operating and maintenance	—	6,032	6,032	—	394	394
Real estate taxes and insurance	—	3,143	3,143	—	623	623
Mortgage loan servicing costs	4,882	—	4,882	—	—	—
Non-performing loan management fees and expenses	2,006	—	2,006	1,006	—	1,006
General and administrative	117	5,698	5,815	—	1,454	1,454
Investment management fees	580	2,177	2,757	—	—	—
Separation costs	746	2,797	3,543	—	—	—
Acquisition pursuit costs and property management engagement costs	554	—	554	—	655	655
Interest expense, including amortization	258	1,242	1,500	—	—	—
Depreciation and amortization	—	5,473	5,473	—	657	657
Impairment of real estate	—	834	834	—	55	55

Total expenses	9,143	27,396	36,539	1,006	3,838	4,844

Operating loss	(1,886)	(13,152)	(15,038)	(647)	(2,673)	(3,320)

Other income (expense)
Gain (loss) on sales of investment in real estate, net	—	(145)	(145)	—	87	87

Total other (expense) income	—	(145)	(145)	—	87	87

Loss before income taxes	(1,886)	(13,297)	(15,183)	(647)	(2,586)	(3,233)
Income tax expense	—	135	135	—	162	162

Net loss	(1,886)	(13,432)	(15,318)	(647)	(2,748)	(3,395)
Net loss attributable to non-controlling interests	10	—	10	—	6	6

Net loss attributable to common shareholders	$(1,876)	$(13,432)	$(15,308)	$(647)	$(2,742)	$(3,389)

Weighted average shares outstanding - basic and diluted	39,111	39,111	39,111	39,111	39,111	39,111

Net loss per common share
Basic and diluted	$(0.05)	$(0.34)	$(0.39)	$(0.02)	$(0.07)	$(0.09)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 (CONTINUED)

(unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of March 31, 2014, we had executed agreements to purchase properties in 272 separate transactions for an aggregate purchase price of $36.8 million. There can be no assurance that we will close on all of the homes we have contracted to acquire. During the three months ended March 31, 2014, we entered into a contract with a developer to build 42 homes for us for an aggregate purchase price of $5.8 million. Pursuant to the terms of the contract, we paid an initial deposit of $0.5 million and are required to make subsequent payments upon the occurrence of certain milestones.

Legal and Regulatory

From time to time, we may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of our business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, we have no legal or regulatory claims that would have a material effect on our condensed consolidated financial statements.

Note 12. Subsequent Events

Acquisition of Homes and Non-Performing Loans

Subsequent to March 31, 2014, we have continued to purchase distressed and non-performing residential mortgage loans and homes. For the period from April 1, 2014 through April 30, 2014, and as of April 30, 2014, we had acquired 551 additional homes acquired with an aggregate acquisition cost of approximately $68.8 million. As of April 30, 2014, we have not purchased any additional pools of distressed and non-performing loans, subsequent to March 31, 2014.

On April 24, 2014, our Board of Trustees authorized a share repurchase program. Under the program, we may purchase up to $150 million of our common shares beginning April 17, 2014 and ending April 17, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland REIT and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own single-family residential rental homes and distressed and non-performing residential mortgage loans. On January 31, 2014, SPT completed the Separation of us to its stockholders.

Our OP was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our OP, and we conduct substantially all of our business through our OP. We own 100% of the OP units in our OP.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2014. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Prior to the Separation, the historical financial statements were derived from the condensed consolidated financial statements and accounting records of our Former Parent principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical financial statements also include allocations of certain of our Former Parent’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other Former Parent businesses have been identified in the historical financial statements as transactions between related parties for periods prior to the Separation.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of the Management Agreement. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman. Starwood Capital Group has invested in most major classes of real estate, directly and indirectly, through operating companies, portfolios of properties and single assets, including multi-family, office, retail, hotel, residential entitled land and communities, senior housing, mixed use and golf courses. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.

On January 31, 2014, our Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

Our Portfolio

As of March 31, 2014, our portfolio consisted of 9,453 owned homes and homes underlying distressed and non-performing residential mortgage loans, including (1) 7,358 homes with an aggregate investment, inclusive of acquisition and expected renovation costs of approximately $1.1 billion and (2) distressed and non-performing residential mortgage loans with an unpaid principal balance (“UPB”) of $561.2 million and a total cost basis of $298.2 million that are secured by first liens on 2,095 homes. As of March 31, 2014, the 4,899 homes we owned for more than 180 days were approximately 90.4% leased, which excludes 154 Non-Rental homes. As of March 31, 2014, the 4,525 homes that were rent ready for more than 90 days were approximately 96.3 % leased.

On March 3, 2014, we purchased Fund XI from Waypoint Real Estate Group for $144.0 million using proceeds from our $500.0 million credit facility.

As of March 31, 2014, we had executed agreements to purchase properties in 272 separate transactions, respectively, for an aggregate purchase price of $36.8 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Subsequent Acquisition of Homes and Non-Performing Loans

Subsequent to March 31, 2014, we have continued to purchase distressed and non-performing residential mortgage loans and homes. For the period from April 1, 2014 through April 30, 2014, and as of April 30, 2014, we had acquired an aggregate of 551 additional homes acquired with an aggregate acquisition cost of approximately $68.8 million. As of April 30, 2014, we have not purchased any additional pools of non-performing loans.

Homes

The following table provides a summary of our portfolio of single-family homes as of March 31, 2014:

Markets	Number of Homes(1)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home(2)	Aggregate Investment (in millions)	Average Home Size (Square feet)	Weighted Average Age (Years)	Average Rent
Atlanta	1,796	66.0%	$93,469	$113,662	$204.1	1,883	21	$1,140
South Florida	1,488	88.6%	$130,499	$150,303	223.5	1,585	45	1,549
Houston	930	79.4%	$126,139	$136,731	127.2	2,064	29	1,479
Tampa Bay	772	76.6%	$106,872	$121,919	94.1	1,482	40	1,239
Dallas	619	77.9%	$121,432	$137,884	85.4	1,977	22	1,431
Chicago	347	60.5%	$123,015	$146,143	50.7	1,564	41	1,638
Southern California	288	72.2%	$237,750	$247,508	71.3	1,612	36	1,780
Orlando	241	87.1%	$123,451	$139,278	33.6	1,711	36	1,297
Denver	221	63.8%	$172,617	$198,633	43.9	1,407	30	1,701
Northern California	216	90.7%	$215,105	$228,676	49.4	1,490	45	1,716
Phoenix	203	81.8%	$142,952	$158,321	32.1	1,558	38	1,187
Las Vegas	42	83.3%	$155,717	$167,376	7.0	1,966	27	1,290
California Valley	41	87.8%	$226,226	$226,697	9.3	1,728	25	1,610

Total / Average	7,204	76.6%	$125,955	$143,216	$1,031.6	1,743	33	$1,398

(1)	Excludes 154 homes that were acquired through Prime Asset Fund VI, LLC (“Prime”) or other third-party managers that are designated as non-rental homes.
(2)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs.

Non-Performing loan portfolio

The following table summarizes our non-performing loans portfolio as of March 31, 2014:

	Total Loans							Rental Pool Assets(2)
Region	Loan Count	Total Purchase Price (in millions)	Total UPB (in millions)	Total BPO (in millions)	Purchase Price as a percentage of UPB	Purchase Price as a percentage of BPO	Weighted Average LTV(1)	Loan Count	Percent of Total Loans Per Location
Florida	730	$87.7	$184.0	$136.2	47.7%	64.4%	160.3%	380	61.1%
New York	171	33.9	67.3	66.6	50.4%	50.9%	128.2%	—	—%
California	165	47.2	69.3	74.1	68.1%	63.7%	107.3%	102	16.8%
New Jersey	154	21.7	47.0	40.0	46.2%	54.3%	140.0%	—	—%
Illinois	106	13.8	27.7	22.5	49.8%	61.3%	152.2%	62	10.2%
Maryland	103	17.9	32.7	26.3	54.7%	68.1%	143.0%	—	—%
Pennsylvania	67	6.4	11.3	10.2	56.6%	62.7%	132.8%	—	—%
Georgia	55	7.0	12.0	11.2	58.3%	62.5%	127.0%	34	5.6%
Other	544	66.9	109.9	104.0	60.9%	64.3%	121.0%	39	6.3%

Total / Average	2,095	$302.5	$561.2	$491.1	53.9%	61.6%	137.8%	617	100.0%

(1)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state as of the respective acquisition dates.
(2)	See Note 2 – Non-performing loans for the definition of Rental Pool Assets.

The following table provides a summary of our leasing as of March 31, 2014:

		Homes 90 Days Past Initial Rent Ready(1)			Homes Owned 180 Days or Longer(1)
Markets	Total Number of Homes(2)	Number of Homes	Percent Leased	Avg. Monthly Rent per Leased Home(3)	Number of Homes	Percent Leased	Avg. Monthly Rent per Leased Home(3)
Atlanta	1,796	894	93.4%	$1,133	886	88.9%	$1,132
South Florida	1,488	976	99.3%	$1,525	1,382	90.8%	1,541
Houston	930	683	96.6%	$1,469	753	89.1%	1,444
Tampa Bay	772	489	95.7%	$1,220	589	87.9%	1,203
Dallas	619	437	98.2%	$1,391	400	93.8%	1,368
Chicago	347	189	89.4%	$1,605	152	91.4%	1,609
Southern California	288	213	93.9%	$1,807	176	92.6%	1,845
Orlando	241	168	95.8%	$1,334	149	88.6%	1,327
Denver	221	110	97.3%	$1,703	103	95.1%	1,705
Northern California	216	170	100.0%	$1,687	163	97.5%	1,672
Phoenix	203	120	98.3%	$1,191	77	93.5%	1,184
Las Vegas	42	36	91.7%	$1,273	28	89.3%	1,253
California Valley	41	40	97.5%	$1,614	41	87.8%	1,610

Total / Average	7,204	4,525	96.3%	$1,403	4,899	90.4%	$1,405

(1)	Includes 707 homes acquired from Waypoint Fund XI, LLC.
(2)	Excludes 154 homes that were acquired through Prime or other third-party managers that are designated as non-rental homes.
(3)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and credits (“Waypoints”). To date, rent concessions and Waypoints have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions and Waypoints or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

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

Acquisitions

We continue to grow our portfolio of homes. Our ability to identify and acquire homes that meet our investment criteria may be impacted by home prices in our target markets, the inventory of homes available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of homes to rental. We utilize the acquisition process developed by the members of the Waypoint executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by our proprietary technology system, which we refer to as Compass, market analytics and a local, cross-functional team. In acquiring new homes, we rely on the expertise of our Manager to acquire our portfolio and will monitor the pace and source of these purchases.

Our operating results depend on sourcing distressed and non-performing residential mortgage loans. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of distressed and non-performing residential mortgage loans available to us for acquisition. Properties that are either in foreclosure and have not yet been sold or homes that owners are delaying putting on the market until prices improved are known as shadow inventory. We believe the available amount of shadow inventory provides for a significant acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase distressed and non-performing residential mortgage loans at lower prices than real estate owned (“REO”) properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs. Generally, we expect that our distressed and non- performing residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed and non-performing residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

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

Possession can be delayed by factors such as the exercise of applicable statutory or recession rights by hold- over owners or unauthorized occupants living in the home at the time of purchase and legal challenges to our ownership. The cost associated with transitioning an occupant from an occupied home varies significantly depending on the steps taken to transition the occupant (i.e., willfully vacate, cash for keys, court-ordered vacancy). In some instances where we have purchased a home that is occupied, our Manager has been able to convert the occupant to a short-term or long-term resident.

We expect to control renovation costs by leveraging our Manager’s supplier relationships, as well as those of our Manager’s exclusive partners, to negotiate attractive rates on items such as appliances, hardware, paint, and carpeting. Our Manager will also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work that we believe will increase resident satisfaction and lower future repair and maintenance costs. The time to renovate a newly acquired home can vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the home. We expect to reduce the time required to complete renovations through our Manager’s relationship with what we consider to be best-in-class single-family home renovation companies.

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

Based on our prior experience, we anticipate that, on average, for each non-leased home that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of March 31, 2014, the 4,899 homes we owned for more than 180 days were approximately 90.4 % leased which excludes 154 Non-Rental Assets. As of March 31, 2014, the 4,525 homes that were rent ready for more than 90 days were approximately 96.3% leased. After taking possession of a home, management expects the home to be leased/occupied within approximately 110 to 130 days.

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

We believe that a majority of these distressed and non-performing residential mortgage loans will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming REO that can be added to our portfolio if they meet our investment criteria or sold through REO liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 7% and 11%, respectively, of our distressed and non-performing loans are located as of March 31, 2014 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Revenue

Our revenue comes primarily from rents collected under lease agreements for our homes. We also recognize gains when we foreclose on a non-performing loan and take possession of the home. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

We also expect non-rental income from our acquired distressed and non-performing residential mortgage loans that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions such as short sales, third-party sales at foreclosure auctions and REO sales. For the three months ended March 31, 2014, we had approximately $5.4 million from gains on conversion of loans to real estate assets and approximately $1.8 million of gains from loan liquidations and sales of loans where payment of the loan exceeded our basis in the loan.

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

Prime earns a fee from us equal to 3% of the value (as determined pursuant to the joint venture agreement) of the distressed and non-performing residential mortgage loans and homes we segregate into Rental Pool Assets upon distribution from the joint venture as a rental home. In connection with the asset management services that Prime provides to the joint venture, the joint venture pays Prime a monthly asset management fee equal to 0.167% of the aggregate net asset cost to the joint venture of the then existing assets. Prime’s portion of all cash flow or income distributions from the joint venture with respect to Non-Rental Pool Assets is equal to: Prime’s Percentage Interest (as defined in the joint venture agreement) until we and Prime realize through distributions a 10% internal rate of return (“IRR”) (as defined in the joint venture agreement); (2) 20% of any remaining distributable funds until we and Prime realize through distributions a cumulative 20% IRR; and (3) 30% of any remaining distributable funds. All other funds distributed by the joint venture with respect to Non-Rental Pool Assets are distributed to us.

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

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement with our Manager. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we will pay the fees described in “Note 10 – Related Party Transactions – Reimbursement of Expenses”.

Income Taxation

We intend to elect to qualify as a REIT commencing with our taxable year ending on December 31, 2014. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Real estate under development in the accompanying condensed consolidated balance sheets represents aggregate carrying amount of properties that are being prepared for their intended use.

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

In evaluating our held for sale and held for use assets, we determined that certain properties were impaired, which resulted in impairment charges of $0.8 million and $0.1 million during the three months ended March 31, 2014 and corresponding period of 2013, respectively.

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

The guidance in FASB Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method. We have concluded that non-performing loans accounted for at fair value timely reflect the results of our investment performance.

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our March 13, 2014 purchase of non-performing loans in the amount of $101.3 million. We have concluded as of March 31, 2014 that the fair value of the pool purchased was equal to the price paid on March 13, 2014.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. For the three months ended March 31, 2014 and the corresponding period of 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as gains from the conversion of loans into real estate in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a net gain on non-performing loans.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and HOA dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

Revenue Recognition

Rental revenue attributable to residential leases is recorded when due from residents. Rental revenue, net of concessions, is recognized on a straight-lining rents over the lease term. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the condensed consolidated statements of operations, balance sheet or statement of cash flows of the Company.

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

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the three months ended March 31, 2014, we increased our home portfolio by 1,887 homes, net of sales activities, which includes our recent purchase of Fund XI that included 707 homes. The table below summarizes the growth of our portfolio holdings as of March 31, 2014 and December 31, 2013.

(dollar amounts in thousands)	As of March 31, 2014	As of December 31, 2013
Homes acquired, net	7,358	5,471
Distressed and non-performing residential loans acquired, net	2,095	1,714

Total	9,453	7,185

Cost basis of acquired homes	$1,118,956	$755,083
Cost basis of acquired distressed and non-performing residential loans	298,202	214,965

Total	$1,417,158	$970,048

Results of operations

Recent Developments

•	On January 31, 2014, we completed our separation from our Former Parent and our stock began trading on the NYSE on February 3, 2014.

•	On February 5, 2014, we entered into a $500.0 million secured revolving credit facility with Citibank, N.A.

•	On March 11, 2014, we entered into a repurchase agreement with Deutsche bank that provides maximum financings of up to $350.0 million.

•	On April 16, 2014, we authorized a stock repurchase program to repurchase up to 150 million of our own shares.

•	We purchased 707 homes from Fund XI for $144.0 million in cash.

•	We purchased 494 additional non-performing loans for $101.3 million in cash.

Revenues

	Three Months Ended March 31,		Amount of Change	Percent Change
(in thousands)	2014	2013
Rental revenue	$13,765	$1,124	$12,641	1125%
Other property revenue	479	41	438	1068%
Gain on non-performing loans, net	1,843	359	1,484	413%
Gain on loan conversions, net	5,414	—	5,414	N/A

Our revenue comes primarily from rents collected under lease agreements for our homes, sales or liquidations of non-performing loans and the conversion of loans into rental real estate. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

During the three months ended March 31, 2014, and the corresponding period of 2013, we converted $11.8 million in non-performing loans into $17.2 million in real estate assets that resulted in a gain of $5.4 million. We had no conversions of non-performing loans into real estate assets in the corresponding period of 2013. We also liquidate portions of our non-performing loan portfolio that do not meet our requirements for conversion into REO that resulted in a net gain of $1.8 million.

Expenses

	Three Months Ended March 31,		Amount of Change	Percent Change
(in thousands)	2014	2013
Property operating and maintenance	$6,032	$394	$5,638	1431%
Real estate taxes and insurance	3,143	623	2,520	404%
Mortgage loan servicing costs	4,882	—	4,882	n/a
Non-performing loan management fees and expenses	2,006	1,006	1,000	99%
General and administrative	5,815	1,454	4,361	300%
Investment management fees	2,757	—	2,757	n/a
Separation costs	3,543	—	3,543	n/a
Acquisition pursuit costs and property management engagement costs	554	655	(101)	–15%
Interest expense, including amortization	1,500	—	1,500	n/a
Depreciation and amortization	5,473	657	4,816	733%
Impairment of real estate	834	55	779	1416%

Property operating and maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third party management fees and expenses allocated to us from our Manager. During the three months ended March 31, 2014, property operating and maintenance expense increased by $5.6 million from the prior corresponding period from increases related to our portfolio growth on leased and unleased properties.

Real estate taxes and insurance

Real estate taxes and insurance are expensed once a property is market ready. During the three months ended March 31, 2014, real estate taxes and insurance increased $2.5 million as compared to the corresponding period of 2013.

Mortgage loan servicing costs

During the three months ended, March 31, 2014 and the corresponding period of 2013, we incurred mortgage loan servicing costs of approximately $4.9 million and no expense, respectively, which represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our distressed and non-performing residential mortgage loan portfolio. As we expect to liquidate the majority of our Non-Rental Pool Assets (which aggregated $207.8 million as of March 31, 2014) over the next 12- 18 months, these costs should decrease over the longer-term unless we acquire additional distressed and non-performing residential mortgage loans.

Non-Performing loan investment management fees and expenses

Non-performing loan investment and management fees and expenses are primarily comprised of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three months ended, March 31, 2014, these expenses increased $1.0 million as compared to the corresponding period in 2013 as a result of higher management fees from increased non-performing loan management.

General and administrative and other expenses

General and administrative expenses are primarily comprised of allocated expenses from our Manager (See note 9). We also incurred $2.8 of management fees expense from our Manager. During the three months ended March 31, 2014, our general and administrative expense increased $4.4 million from the corresponding period of 2013.

As part of the Separation from our Former Parent, we have incurred $3.5 million in costs for the three months ended March 31, 2014 which consisted primarily of legal and other professional service costs. These costs are non-recurring in nature. There were no Separation costs in the corresponding period of 2013.

Acquisition pursuit costs and property management engagement costs

Our acquisition costs and property management engagement costs have decreased $0.1 million as a result of a decrease in expenses from our third party managers as our Manager assumes more of the day-to-day management of our properties.

Depreciation and amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. During the three months ended, March 31, 2014, depreciation and amortization increased $4.8 million from the corresponding period in 2013, primarily as a result of the increased number of properties being placed in service and the acquisition of Fund XI.

Impairment

We evaluate our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended March 31, 2014, we recorded $0.8 million of impairment expense related to our real estate assets as compared to $0.1 million for the corresponding period of 2013.

Other income and expense

Other income and expense consists primarily of activities related to our sales of investments in real estate. During the three months ended March 31, 2014, these activities resulted in a net loss of $0.1 million.

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

In connection with the credit facility, our OP has provided Citibank, N.A. with a limited recourse guaranty agreement pursuant to which the operation partnership agreed to indemnify the lender against specified losses due to fraud, misrepresentations, misapplication of funds, physical waste, breaches of specified representations warranties and covenants, as well as guaranty the entire amount of the facility in the event that the Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being consolidated with any other entity that is subject to a bankruptcy proceeding. The outstanding balance on this facility as of March 31, 2014 was approximately $261.6 million.

On March 11, 2014, we, as guarantor of PrimeStar Fund LP, a limited partnership in which we own indirectly, the majority of the general partnership and limited partnership interests and Wilmington Savings Fund Society, not in its individual capacity but solely as trustee of PrimeStar Trust, a trust in which we own, indirectly, the majority of beneficial trust interests, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. The repurchase agreement will be used to finance the acquisition of pools or groups of mortgage loans secured by residential real property and related residential real property by us and our wholly-owned subsidiaries. The repurchase agreement and the ancillary transaction documents provide maximum financings of up to $350.0 million. Advances under the repurchase agreement accrue interest at a per annum pricing rate based on 30 day LIBOR (or a conduit costs of funds rate if a buyer-sponsored conduit is utilized) plus a spread of 3.00%. During the existence of an Event of Default (as defined in the repurchase agreement), interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional spread of 3.00%. The initial maturity date of the facility is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar LP upon the satisfaction of certain conditions set forth in the repurchase agreement and ancillary transaction documents. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents. The outstanding balance on March 31, 2014 on this facility was approximately $140.1 million.

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

In addition, we expect to strategically liquidate a significant portion of our investments. Under on our joint venture agreement with Prime with respect to the joint venture that owns all of our distressed and non-performing residential mortgage loans, we designate acquired distressed and non-performing residential mortgage loans as being either (1) Rental Pool Assets, for which intended strategy is to convert the distressed and non-performing residential mortgage loans into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the distressed and non-performing residential mortgage loans into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the distressed and non-performing residential mortgage loans, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $207.8 million as of March 31, 2014, over the next 12-18 months.

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

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations for the three months ended March 31, 2014 and 2013, were reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $448.7 million for the three months ended March 31, 2014 due primarily to the $296.2 million and $55.8 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $101.3 million spent on new non-performing loans and proceeds from the sale of loans of $2.5 million. We also had $4.0 million of proceeds from the liquidation of non-performing loans.

Our net cash provided in financing activities of $518.7 million for the three months ended March 31, 2014 resulted primarily from our borrowing on our debt facilities which totaled $401.7 million. We paid approximately $11.1 million in financing costs which have been deferred and are being amortized as interest expense using the straight-line method. We also received cash as a result of the Separation in the amount of $128.3 million. Our net cash related to financing activities is generally impacted by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests.

As of December 31, 2013, all of the homes acquired by us were purchased with equity contributed from SPT. For our purchase of the 707 homes from Fund XI on March 3, 2014 for $144.0 million, we used proceeds from our $500.0 million credit facility. Our recent acquisitions of 494 non-performing loans for $101.3 million were purchased with proceeds from our $350.0 million warehouse facility.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations as of March 31, 2014:

(in millions)	March 31, 2014	2015	2016	2017	2018	Thereafter	Total

Home purchase obligations(1)	$36.8	$—	$—	$—	$—	$—	$36.8
Build-to-rent contract	5.8	—	—	—	—	—	5.8
Citi credit facility	—	—	—	261.6	—	—	261.6
Deutsche credit facility	—	140.1	—	—	—	—	140.1

Totals	$42.6	$140.1	$—	$261.6	$—	$—	$444.3

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 12 to our condensed consolidated financial statements.

During the three months ended March 31, 2014, we entered into a contract with a developer to build 42 homes for us for an aggregate purchase price of $5.8 million. Pursuant to the terms of the contract, we paid an initial deposit of $0.5 million and are required to make subsequent payments upon the occurrence of certain milestones.

Funds From Operations

Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for uncondensed consolidated partnerships and joint ventures.

We believe that FFO is a meaningful supplemental measure of the operating performance of our REO business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially impact the our results from operations, the utility of FFO as a measure of our performance is limited.

We believe that Core FFO is a meaningful supplemental measure of our operating performance for the same reasons as FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with FFO as defined by the NAREIT White Paper and is adjusted for: acquisition fees expensed, non-recurring acquisition pursuit costs and property management costs; non-recurring costs associated with the separation and other non-comparable items as applicable.

Management also believes that FFO/Core FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO/Core FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO/Core FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definition.

The following table sets forth a reconciliation of the Company’s net loss as determined in accordance with GAAP and its calculation of FFO and Core FFO for the three months ended March 31, 2014 and the corresponding period of 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Reconciliation of net loss to FFO
Net loss attributable to common shareholders	$(15,308)	$(3,389)
Add (deduct) adjustments to net loss to get to FFO
Depreciation and amortization on real estate assets	5,473	657
Non-controlling interests	(10)	(6)

Subtotal - NAREIT defined FFO	(9,845)	(2,738)
Add (deduct) adjustments to FFO to get to Core FFO
Acquisition fees expensed	261	—
Non recurring acquisition pursuit costs and property management costs	554	655
Non recurring costs associated with the Separation	3,543	—

Core FFO	$(5,487)	$(2,083)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We currently borrow funds at variable rates using secured financings. At March 31, 2014, we had $401.7 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $401.7 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $4.0 million, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: May 15, 2014	By:	/s/ Gary Beasely
Gary Beasely
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Douglas Brien
Douglas Brien
Co-Chief Executive Officer

Date: May 15, 2014	By:	/s/ Nina Tran
Nina Tran
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document