Form 10-Q
period 2014-06-30
Starwood Waypoint Residential Trust
filed 2014-08-14
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, there were 38,625,539 common shares of beneficial interest, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

i

FORWARD-LOOKING STATEMENTS

Various statements in this Quarterly Report on Form 10-Q of Starwood Waypoint Residential Trust ( “we,” “our,” or “us”) contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions . These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the risk factors referenced in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K filed on March 28, 2014 under the section captioned “Risk Factors” and should be read in conjunction with this Quarterly Report on Form 10-Q;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the single-family rental home (“single-family rentals” or “SFR”) market specifically, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	declines in the value of homes and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve NPLs;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	the proposed internalization of our Manager;

•	our relationships with Starwood Capital Group and our Manager, and their ability to retain qualified personnel;

•	potential conflicts of interest with Starwood Capital Group, and our Manager;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

i

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

When considering forward-looking statements, keep in mind the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, that reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and see the discussion on risk factors in Item 1A, “Risk Factors,” that was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Investments in real estate
Land	$272,610	$140,076
Building and improvements	1,170,016	604,839

Total investment in properties	1,442,626	744,915
Less: accumulated depreciation	(17,525)	(5,730)

Investment in real estate properties, net	1,425,101	739,185
Real estate held for sale, net	13,383	10,168

Total investments in real estate, net	1,438,484	749,353
Non-performing loans	178,311	214,965
Non-performing loans (fair value option)	218,797	—
Resident and other receivables, net	8,029	1,261
Cash and cash equivalents	17,151	44,613
Restricted cash	35,261	3,331
Deferred financing costs, net	13,318	—
Other assets	22,709	4,885

Total assets	$1,932,060	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$770,541	$—
Accounts payable and accrued expenses	58,199	22,434
Resident security deposits and prepaid rent	11,742	3,918

Total liabilities	840,482	26,352

Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value - 100,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value - 500,000,000 authorized; 39,007,239 issued and outstanding as of June 30, 2014, and 1,000 issued and outstanding as of December 31, 2013	391	—
Additional paid-in capital	1,117,026	1,018,267
Accumulated deficit	(26,503)	(27,848)

Total common shareholders’ equity	1,090,914	990,419
Non-controlling interests	664	1,637

Total equity	1,091,578	992,056

Total liabilities and equity	$1,932,060	$1,018,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$23,602	$2,889	$37,367	$4,013
Other property revenues	890	64	1,369	105
Realized gain on non-performing loans, net	3,357	1,114	5,200	1,473
Realized gain on loan conversions, net	6,483	—	11,897	—

Total revenues	34,332	4,067	55,833	5,591
Expenses
Property operating and maintenance	7,791	1,161	13,823	1,711
Real estate taxes and insurance	4,468	720	7,611	1,343
Mortgage loan servicing costs	5,139	2,378	10,021	2,378
Non-performing loan management fees and expenses	1,871	1,575	4,286	2,425
General and administrative	4,444	3,834	9,814	5,645
Share-based compensation	2,130	—	2,459	—
Investment management fees	3,993	—	6,750	—
Separation costs	—	—	3,543	—
Acquisition fees expensed and property management engagement costs	186	290	447	588
Interest expense, including amortization	5,191	—	6,691	—
Depreciation and amortization	7,243	767	12,716	1,424
Finance related expenses and write-off of loan costs	5,441	—	5,441	—
Impairment of real estate	1,233	192	2,067	247

Total expenses	49,130	10,917	85,669	15,761

Loss before other income, income tax expense and non-controlling interests	(14,798)	(6,850)	(29,836)	(10,170)

Other income (expense)
Realized (loss) gain on sales of investments in real estate, net	(56)	578	(201)	665
Unrealized gain on non-performing loans, net	3,641	—	3,641	—
Loss on derivative financial instruments, net	(470)	—	(470)	—

Total other income (expense)	3,115	578	2,970	665

Loss before income tax expense and non-controlling interests	(11,683)	(6,272)	(26,866)	(9,505)
Income tax expense	350	46	485	208

Net loss	(12,033)	(6,318)	(27,351)	(9,713)
Net (income) loss attributable to non-controlling interests	(83)	10	(73)	16

Net loss attributable to common shareholders	$(12,116)	$(6,308)	$(27,424)	$(9,697)

Weighted average shares outstanding - basic and diluted	39,079,365	39,110,969	39,091,796	39,110,969

Net loss per common share

Basic and diluted	$(0.31)	$(0.16)	$(0.70)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balances at December 31, 2012	1,000	$—	$184,384	$(4,424)	$179,960	$500	$180,460
Former Parent contributions	—	—	409,077	—	409,077	—	409,077
Net loss	—	—	—	(9,697)	(9,697)	(16)	(9,713)
Non-controlling interests contributions	—	—	—	—	—	1,000	1,000

Balances at June 30, 2013	1,000	$—	$593,461	$(14,121)	$579,340	$1,484	$580,824

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balances at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$990,419	$1,637	$992,056
Net loss attributable prior to the Separation	—	—	—	(921)	(921)	(10)	(931)
Net loss attributable after the Separation	—	—	—	(26,503)	(26,503)	83	(26,420)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	128,290	—	128,290
Repurchases of common shares	(106,414)	—	(2,903)	—	(2,903)	—	(2,903)
Board member compensation paid in shares	2,684	—	73	—	73	—	73
Share-based compensation	—	—	2,459	—	2,459	—	2,459
Non-controlling interests contributions	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	(1,446)	(1,446)

Balances at June 30, 2014	39,007,239	$391	$1,117,026	$(26,503)	$1,090,914	$664	$1,091,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(27,351)	$(9,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,716	1,424
Amortization of deferred financing costs	1,590	—
Board member compensation paid in shares	73	—
Share-based compensation expense	2,459	—
Realized loss (gain) on sales of investment real estate, net	201	(665)
Realized gain on non-performing loans, net	(5,200)	(1,473)
Realized gain on loan conversions, net	(11,897)	—
Unrealized gain on non-performing loans, net	(3,641)	—
Loss on derivative financial instruments, net	470	—
Straight-line rents	(610)	—
Allowance for doubtful accounts	1,123	—
Impairment of real estate	2,067	247
Allocated expenses from Starwood Property Trust (Note 9)	—	3,696
Write-off of loan costs	5,032	—
Changes in assets and liabilities:
Resident and other receivables	(7,891)	—
Restricted cash	(22,015)	(924)
Other assets	(15,292)	616
Accounts payable and accrued expenses	31,838	2,576
Resident security deposits and prepaid rent	7,825	1,219

Net cash used in operating activities	(28,503)	(2,997)

Cash flows from investing activities:
Purchases of real estate	(562,339)	(234,395)
Additions to real estate	(112,801)	(20,658)
Proceeds from sale of real estate	12,328	4,264
Purchases of non-performing loans	(218,311)	(132,957)
Liquidation and other proceeds on loans	12,590	—
Principal repayments on loans	3,329	229
Proceeds from sale of loans	4,197	3,957
Restricted cash	(9,915)	—
Payment of interest rate cap	(900)	—
Decrease (increase) in purchase deposits	(2,413)	(8,193)

Net cash used in investing activities	(874,235)	(387,753)

Cash flows from financing activities:
Borrowings on credit facilities	1,181,852	—
Payments of credit facilities	(411,311)	—
Payment of financing costs	(19,606)	—
Repurchases of common shares	(2,903)	—
Contributions from non-controlling interests	400	1,000
Distributions to non-controlling interests	(1,446)	—
Capital contributions	128,290	405,380

Net cash provided by financing activities	875,276	406,380

Net (decrease) increase in cash and cash equivalents	(27,462)	15,630
Cash and cash equivalents at beginning of the period	44,613	8,152

Cash and cash equivalents at end of the period	$17,151	$23,782

Supplemental disclosure of cash flow information
Cash paid for income taxes	$148	$—
Non-cash investing activities
Accrued capital expenditures	$15,770	$907
Loan basis converted to real estate	$24,893	$5,781
Non-cash financing activities
Deemed capital contributions from Starwood Property Trust	$—	$3,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(Unaudited)

Note 1. Organization and Operations

We are a Maryland REIT formed primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of NPLs at significant discounts to their most recent broker price opinion (“BPO”), which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio (“Rental Pool Assets”) or sold “Non-Rental Pool Assets”) or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland REIT and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own single-family rentals and NPLs. On January 31, 2014 (the “Distribution Date”), SPT completed the separation (the “Separation”) of us to its stockholders and we issued 39,110,969 common shares. Our shares began trading on February 3, 2014 on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100 million to our condensed consolidated balance sheet to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

Our operating partnership (“OP”) was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our OP, and we conduct substantially all of our business through our OP. We own 100% of the OP units in our OP.

We have a joint venture with Prime Asset Fund (“Prime”), an entity managed by Prime Asset Holdings, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 99% interest in the joint venture, which holds all of our NPLs.

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

On the Distribution Date, our Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Geographic Concentrations

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

Market	As of June 30, 2014	As of December 31, 2013
South Florida	20%	28%
Atlanta	19%	17%
Houston	13%	16%

NPLs

State	As of June 30, 2014	As of December 31, 2013
Florida	24%	35%
Illinois	12%	3%
California	11%	7%

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

Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our 2013 Annual Report on Form 10K filed with the SEC on March 28, 2014, as of and for the year ended December 31, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

The condensed consolidated results of operations for the three and six months ended June 30, 2014, and the corresponding period of 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014, and the corresponding period of 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

Prior to our Separation, the historical consolidated financial statements were derived from the consolidated financial statements and accounting records of SPT principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to Separation, included herein, may not necessarily reflect our results of operations, financial position, or cash flows in the future or what our results of operations, financial position, or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of SPT’s businesses have been identified in the historical consolidated financial statements as transactions between related parties for periods prior to the Separation. We have no expenses allocated to us from SPT in 2014.

The most significant estimate that we make is of the fair value of our properties and NPLs. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly impact the consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Estimates pertaining to the fair value of NPLs use a discounted cash flow valuation model and consider alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. These fair value estimates significantly impact the consolidated financial statements in that changes to fair value of NPLs that have elected the fair value option are reflected in unrealized gains and losses and recorded in current-period earnings.

The non-controlling interest in a consolidated subsidiary is the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets. In addition, the accompanying condensed consolidated statements of operations include the allocation of the net income or loss in the Prime Joint Venture to the non-controlling interest holders in Prime.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on our condensed consolidated statements of operations, balance sheet, or statement of cash flows.

In January 2014, ASU No. 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our condensed consolidated financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Segment Reporting

We are focused primarily on acquiring single-family rentals and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our two Co-Chief Executive Officers who view our NPL activities as a segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our condensed consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income will now be presented as realized gain on non-performing loans, net, and realized gain on loan conversions, net within our revenue section in the condensed consolidated statement of operations as we believe revenues associated with our NPL business segment represent a significant part of our ongoing operations. Unrealized gains on non-performing loans, net, will be reflected in other income (expense) in our condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are composed of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions with high credit quality in order to minimize our credit loss exposure. At times, these balances exceed federally insurable limits.

Restricted Cash

Restricted cash is primarily composed of resident security deposits held by us and credit facility restrictions on interest collections for our credit facilities.

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

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of single-family rentals were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our condensed consolidated financial statements was immaterial. Accordingly, we have revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of single-family rentals without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013, were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building, and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease and is recorded in other assets in our condensed consolidated balance sheet.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

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

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale properties are reported at the lower of their carrying amount or estimated fair value less, costs to sell.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy, and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we primarily consider local BPOs, but also consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our held-for-sale and held-for-use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $1.2 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively. We recorded an impairment charge of $2.1 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively.

NPLs

We have purchased pools of NPLs, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be Rental Pool Assets or Non-Rental Pool Assets or (2) modify and hold or resell at higher prices if circumstances warrant.

Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. For both the three and six months ended June 30, 2014 and 2013, no impairments have been recorded on any of our loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value, unless it meets the criteria for being classified as held for sale, in which case the property is initially recorded at fair value, less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as realized gains on loan conversions, net, in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the six months ended June 30, 2014, we converted $24.9 million in NPLs into $36.8 million in real estate assets. We had no conversions of NPLs into real estate assets in the corresponding period of 2013. We recorded gains of $6.5 million and $11.9 million for the three and six months ended June 30, 2014, respectively, on these conversions. The corresponding period of 2013 had no gains or losses from loan conversions.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on non-performing loans, net.

Beginning in 2014 we have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of NPLs, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. NPLs are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings.

We determine the purchase price for NPLs at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. Observable inputs to the model include loan amounts, payment history, and property types. Unobservable inputs to the model are discussed in Note 3-Fair Value Measurements.

After NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a single-family rental). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on non-performing loans in our condensed consolidated statements of operations.

We also recognize realized gains and losses in the fair value of the loans in each reporting period when our NPLs are transferred to SFR. The transfer to SFR occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to SFR is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. During both the three and six months ended June 30, 2014, we recorded $3.6 million in unrealized gains on the fair value of loans. No unrealized gains or losses in the fair value of the loans were reported for the corresponding periods in 2013.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital additions activities at the property level as well as third-party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and homeowners’ association (“HOA”) fees dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs, and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets in our condensed consolidated balance sheets.

Derivative Instruments

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through the management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

As required by FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we record all derivatives in the condensed consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in loss on derivative financial instruments, net, in our condensed consolidated statements of operations.

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and current credit status. We generally do not require collateral other than resident security deposits. There was $0.5 million in allowance for doubtful accounts as of June 30, 2014. We had $1.0 million for doubtful accounts for the year ended December 31, 2013. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2014 and the corresponding period of 2013, we had incurred bad debt expense of $0.6 million and $0, respectively. We incurred bad debt expense of $1.1 million and $0 during the six months ended June 30, 2014 and the corresponding period of 2013, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

We recognize realized gains on loan conversions, net, in each reporting period when our NPLs are converted to SFRs. The transfer to SFR occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, foreclosure timelines, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

We recognize realized gains on non-performing loans upon payoff of principal balance. The gain is collected by subtracting basis from net proceeds of payoff.

Loss Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate EPS by dividing net loss attributable to us for the period by the weighted average number of common shares outstanding for the period.

Share-based Payments

The fair value of the restricted shares or RSUs granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders’ equity. For grants to employees and trustees, the fair value is determined based upon the share price on the grant date. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Comprehensive Income

We had no items of other comprehensive income, so our comprehensive loss is the same as our net loss for all periods presented.

Income Taxes

We intend to elect to be taxed as a REIT under Internal Revenue Code of 1986, as amended (the “Code”) and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We did not record a provision for federal and state income taxes during the three months ended June 30, 2014 and 2013, related to the activities in our TRSs. We recorded a provision of $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset and deferred tax liability as income tax expense during the three and six month periods ended June 30, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $0.4 million and $0.5 million during the three and six month periods ended June 30, 2014.

Reclassification of prior period amounts

Effective the first quarter of 2014, we reclassified prior period revenue related to our NPL operating segment in the consolidated statements of operations to conform to the current period’s presentation. Further, we reclassified certain prior year expenses related to the Separation and certain third-party fees in the condensed consolidated statements of operations as well as certain assets in the condensed consolidated balance sheets to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or net loss per common share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

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

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability. These may include quoted prices for similar items, interest rates, speed of prepayments, credit risk, and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment), unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Cash Equivalents, Resident and Other Receivables, Restricted Cash, and Purchase Deposits

Fair values approximate carrying values due to their short-term nature. These valuations have been classified as Level I.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Residential real estate held for sale (Level III)
Real estate held for sale:	Pre-Impairment Amount	Total Losses	Fair Value
Six Months Ended June 30, 2014	$5,778	$(1,292)	$4,486
Six Months Ended June 30, 2013	$2,243	$(247)	$1,996

	Residential real estate held for use (Level III)
Real estate held for use:	Pre-Impairment Amount	Total Losses	Fair Value
Six Months Ended June 30, 2014	$6,480	$(775)	$5,705
Six Months Ended June 30, 2013	$—	$—	$—

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the six months ended June 30, 2014 (in thousands):

	Transfer of NPLs into Homes (Level III)
Non-recurring basis (assets)	Carrying Value	Realized Gains	Fair Value
Six Months Ended June 30, 2014	$24,893	$11,897	$36,790
Six Months Ended June 30, 2013	$—	$—	$—

There were no transfers of NPLs into homes for both the three and six months ended June 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheet from those instruments using another accounting method. We have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our March 13, 2014 purchase of NPLs in the amount of $101.3 million; as of June 30, 2014, the fair value of this pool is $101.8 million. Additionally, we purchased 1,441 NPLs on June 27, 2014, for an aggregate purchase price of $117.0 million. We concluded that the fair value of the purchased pool as of June 30, 2014 was equal to the carrying value. For a summary of our level III activity for our NPLs carried at fair value during the six months ended June 30, 2014 (in thousands), refer to Note 6-NPLs.

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		June 30, 2014		December 31, 2013
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets not carried on the consolidated balance sheet at fair value
NPLs	Level III	$178,311	$234,387	$214,965	$223,861

Total assets		$178,311	$234,387	$214,965	$223,861

Liabilities not carried on the consolidated balance sheet at fair value
Credit facilities	Level III	$770,541	$770,541	$—	$—

Total liabilities		$770,541	$770,541	$—	$—

Recurring assets recognized at fair value
NPLs (fair value option)	Level III	$218,797	$218,797	$—	$—

The credit facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, alternate loan resolution probabilities, resolution timelines, and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics, such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of June 30, 2014 and December 31, 2013:

Input	June 30, 2014	December 31, 2013
Discount rate	15%	n/a
Loan resolution probabilities - rental	0% - 100%	n/a
Loan resolution probabilities - liquidation	0% - 100%	n/a
Loan resolution timelines (in years)	0.1 to 5.8	n/a
Value of underlying properties	$2,900 - $2,300,000	n/a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Note 4. Net Loss per Share

Our shares began trading on February 3, 2014 on the NYSE under the ticker symbol “SWAY.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings attributable to us. The denominator for basic and diluted EPS is based on the number of our common shares outstanding on the Distribution Date. On the Distribution Date, SPT stockholders of record as of the close of business on January 24, 2014, received one of our common shares for every five shares of SPT common stock held as of the record date. Basic and diluted EPS and the average number of common shares outstanding were calculated using the number of our common shares outstanding immediately following the distribution and as adjusted for subsequent issuances and repurchases. The number of shares at the Distribution Date was used to calculate basic and diluted EPS as none of equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net loss attributable to common shareholders	$(12,116)	$(6,308)	$(27,424)	$(9,697)
Denominator:
Basic and diluted weighted average shares outstanding	39,079	39,111	39,092	39,111

Basic and diluted net loss per share	$(0.31)	$(0.16)	$(0.70)	$(0.25)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three and six months ended June 30, 2014, and the corresponding period of 2013, both basic and diluted net loss per share are the same.

For the three and six months ended June 30, 2014, a total of 1.0 million of our common shares subject to RSUs and restricted share awards were excluded from the computation of diluted net loss per share, and the RSUs and restricted share awards do not participate in losses. We had no RSUs during the corresponding three and six month periods in 2013.

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may purchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. For the six months ended June 30, 2014, we repurchased 106,414 shares for an aggregate purchase price of $2.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2013 and the six months ended June 30, 2014 (in thousands):

Balance as of January 1, 2013	$99,614
Acquisitions	534,018
Real estate converted from loans	33,326
Capitalized expenditures	102,307
Basis of real estate sold	(13,008)
Impairment of real estate	(1,174)

Balance as of December 31, 2013	755,083
Acquisitions	562,339
Real estate converted from loans	36,790
Capitalized expenditures	116,393
Basis of real estate sold	(12,529)
Impairment of real estate	(2,067)

Balance as of June 30, 2014(1)	$1,456,009

(1)	Excludes accumulated depreciation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Note 6. NPLs

We hold our NPLs within a consolidated subsidiary that we established with Prime. We hold a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary’s day-to-day operations. Should this subsidiary realize future returns in excess of specific thresholds, Prime may receive incremental incentive distributions in excess of their ownership interest.

The following table summarizes transactions within our NPLs for the year ended December 31, 2013 and the six months ended June 30, 2014:

(in thousands)	NPLs	NPLs (fair value option)
Balance as of January 1, 2013	$68,106	$—
Acquisitions	186,123	—
Basis of loans sold	(197)	—
Loans converted to real estate	(24,702)	—
Loan liquidations and other basis adjustments	(14,365)	—

Balance as of December 31, 2013	$214,965	$—
Acquisitions	—	218,311
Unrealized gain on non-performing loans, net	—	3,641
Basis of loans sold	(2,790)	—
Loans converted to real estate	(24,893)	—
Loan liquidations and other basis adjustments	(8,971)	(3,155)

Balance as of June 30, 2014	$178,311	$218,797

Total UPB for our NPL portfolio as of June 30, 2014 and December 31, 2013, respectively, was $681.7 million and $447.3 million.

Note 7. Debt

SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), our wholly-owned indirect subsidiary that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our single-family rentals, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A, as administrative agent. The credit facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender (“Citi Facility”). The outstanding balance on this facility as of June 30, 2014 was approximately $518.9 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature than may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus a spread which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from 0% to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations, and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of their business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning the liquidity and our tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

In connection with the SFR Facility, we provided a limited guaranty and recourse indemnity with respect to specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants and a full guaranty in the event that SFR Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. Availability under the SFR Facility is limited by a formula to the lower of 60% of the SFR Borrower’s acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent broker’s price opinion.

The facility includes customary events of default. The occurrence of an event of default will permit the lenders to terminate their commitments under the facility and accelerate payment of all amounts outstanding thereunder. In addition, if a default or a failure to observe the asset performance triggers should occur and be continuing, all of the rental income associated with the real estate properties of the Borrower and its subsidiaries will, after payment of specified operating expenses, asset management fees and interest, be required to prepay the loans under the facility, which will preclude the SFR Borrower from being able to make distributions on its equity for our benefit.

Interest Rate Cap

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of June 30, 2014, we had four interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $500.0 million. The table below presents the fair value of our derivative financial instruments as of June 30, 2014, which were classified in other assets in our condensed consolidated balance sheet as of June 30, 2014. We had no outstanding derivatives at December 31, 2013 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of
	June 30, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	$430	$—

Total derivatives	$430	$—

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Amount of Loss		Amount of Loss
		Recognized in Income for the		Recognized in Income for the
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
Interest rate caps	Loss on derivative financial instruments, net	$(470)	$—	$(470)	$—

		$(470)	$—	$(470)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, over 99% of the general partnership and limited partnership interest) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, over 99% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”). The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates which evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement will be used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents. The outstanding balance on June 30, 2014 on this facility was approximately $251.6 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth, and require that we maintain minimum levels of debt service coverage and debt yield.

Total Borrowings

As of June 30, 2014, total outstanding borrowings under our credit facilities were $770.5 million. During the three and six months ended June 30, 2014, we incurred $5.2 million and $6.7 million, respectively, in interest expense and capitalized approximately $0.4 million and $0.5 million, respectively, related to these facilities. We had no interest expense for the previous corresponding periods of 2013.

In conjunction with the extinguishment of the Citi facility, we wrote off $5.0 million in existing unamortized financing costs as well as paid and deferred approximately $15.9 million of financing costs. We amortize these costs using the effective interest rate method. During the three and six months ended June 30, 2014, we amortized $1.2 million and $1.7 million of financing costs that were recorded as interest expense in our condensed consolidated statement of operations or capitalized in our condensed consolidated balance sheets. As of June 30, 2014, we are in compliance with all of our debt facility requirements.

The following table summarizes our contractual maturities of our debt as of June 30, 2014 (in thousands).

Year
2014 remainder	$—
2015	251,599
2016	—
2017	518,942
2018	—
Thereafter	—

Total	$770,541

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

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

We granted (1) our Manager 777,574 RSUs and (2) certain employees of our Manager an aggregate of 199,991 of our RSUs. The award of RSUs to our Manager will vest ratably on a quarterly basis over a three-year period ending on April 1, 2017. The awards of RSUs to certain employees of our Manager will vest ratably in three annual installments on January 31, 2015, January 31, 2016 and January 31, 2017. In connection with the Separation, we granted 1,666 of our restricted common shares to each of our five non-executive trustees. These awards of restricted shares vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees. During the second quarter of 2014, we also granted 2,684 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of $73,000.

The following table summarized our RSUs and restricted share awards activity during the six months ended June 30, 2014:

	Manager Equity Plan		Equity Plan		Non-Executive Trustee Share Plan		Total
(in thousands, except share and per share amounts)	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value	shares	Weighted- Average Grant date Fair Value
Nonvested shares,	—	—	—	—	—	—	—	—
February 3, 2014
Granted	777,574	$30.00	199,991	$30.00	11,014	$29.27	988,579	$30.00
Vested	(64,798)	30.00	—	—	(2,684)	27.02	(67,482)	30.00
Forfeited	—	—	(2,000)	30.00	—	—	(2,000)	30.00

Nonvested shares, June 30, 2014	712,776	$30.00	197,991	$30.00	8,330	$29.27	919,097	$30.00

During the three and six months ended June 30, 2014, respectively, we recorded $2.1 million and $2.5 million of share-based compensation expense on our consolidated statement of operations. There were no share based payments or grants in the corresponding period of 2013 as our shares began trading on February 3, 2014. As of June 30, 2014, $23.4 million of total unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Note 9. Related Party Transactions

The accompanying condensed consolidated statements of operations include the following expenses that have been allocated from our Manager for the three and six months ended June 30, 2014 and from SPT for the corresponding period in 2013 to us. The allocated expenses generally represent (1) certain invoices that our Manager or SPT paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager or SPT that are estimated to have been attributable to us. SPT has not demanded, and does not expect to demand, payment from us for these expenses and, therefore, they were recorded as owner’s contributions; we believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Costs Incurred	Condensed consolidated Financial statement location	2014	2013	2014	2013
General and administrative	Statement of operations	$2,689	$2,262	$6,971	$3,462
Property operating and maintenance	Statement of operations	3,164	234	7,302	234
Management fee	Statement of operations	3,993	—	6,750	—

Subtotal		9,846	2,496	21,023	3,696
Development costs	Balance sheet-investments in real estate	4,704	—	8,217	—
Leasing costs	Balance sheet-other assets	3,267	—	3,267	—

Total related party costs		$17,817	$2,496	$32,507	$3,696

Reimbursement of Costs

We are required to reimburse our Manager for the costs incurred on our behalf. Cost reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks.

For the three and six months ended June 30, 2014, respectively we incurred $13.8 million and $25.8 million of costs. Prior to the Separation, our expenses were allocated to us by SPT. During the three months and six months ended June 30, 2013, management fees allocated to us were $2.5 million and $3.7 million, respectively. As SPT did not seek (and will not seek) reimbursement of these costs, they were recorded as owner’s contribution.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means: (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three and six months ended June 30, 2014 was $4.0 million and $6.8 million, respectively.

Fund XI Portfolio Purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI Portfolio”) for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI Portfolio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Note 10. Segment Reporting

In its operation of the business, management, including our chief operating decision makers, our Co-Chief Executive Officers, review certain financial information, including segmented internal profit and loss statements. The segment information within this note is reported on that basis.

Prior to the Separation, we operated in one reportable business segment. As a result of the Separation and the change of the chief operating decision maker as well as expansion of our NPL business, we currently have two reportable business segments:

•	single-family rentals or SFRs—includes the business activities associated with our investments in single-family residential properties

•	NPLs

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include management fees payable to our Manager, our Separation costs, general and administrative expenses, and share-based compensation, all of which represent shared costs. Each allocation is measured based on the specific facts and circumstances of the costs being allocated.

Our reportable segments are strategic business units that offer different channels to acquiring real estate and offer different risk and return profiles. While the SFR business segment provides a direct conduit to real estate, the NPL business segment also provides revenue opportunities through potential gains achieved through the resolution of the NPLs. Further, not all NPLs resolve into the acquisition of real estate resulting in potential gains from the sale or dissolution of the NPL. Additionally, both business segments require differing asset management approaches given the differing nature of the investments.

We have presented certain prior period amounts within this note to conform to the way we internally manage and monitor segment performance in the current periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

	June 30, 2014			December 31, 2013
(in thousands, except per share data)	SFR	NPL	TOTAL	SFR	NPL	TOTAL
ASSETS
Investments in real estate
Land	$272,610	$—	$272,610	$140,076	$—	$140,076
Building and improvements	1,170,016	—	1,170,016	604,839	—	604,839

Total investment in properties	1,442,626	—	1,442,626	744,915	—	744,915
Less: accumulated depreciation	(17,525)	—	(17,525)	(5,730)	—	(5,730)

Investment in real estate properties, net	1,425,101	—	1,425,101	739,185	—	739,185
Real estate held for sale, net	13,383	—	13,383	10,168	—	10,168

Total investments in real estate, net	1,438,484	—	1,438,484	749,353	—	749,353
Non-performing loans	—	178,311	178,311	—	214,965	214,965
Non-performing loans (fair value option)	—	218,797	218,797	—	—	—
Resident and other receivables, net	5,391	2,638	8,029	1,261	—	1,261
Cash and cash equivalents	6,730	10,421	17,151	38,788	5,825	44,613
Restricted cash	35,261	—	35,261	3,331	—	3,331
Deferred financing costs, net	10,492	2,826	13,318	—	—	—
Other assets	22,709	—	22,709	4,885	—	4,885

Total assets	$1,519,067	$412,993	$1,932,060	$797,618	$220,790	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$518,942	$251,599	$770,541	$—	$—	$—
Accounts payable and accrued expenses	56,426	1,773	58,199	22,434	—	22,434
Resident security deposits and prepaid rent	11,742	—	11,742	3,918	—	3,918

Total liabilities	587,110	253,372	840,482	26,352	—	26,352

Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value - 100,000,000 authorized; none issued and outstanding	—	—	—	—	—	—
Common shares, $0.01 par value - 500,000,000 authorized; 39,007,239 issued and outstanding as of June 30, 2014, and 1,000 issued and outstanding as of December 31, 2013	391	—	391	—	—	—
Additional paid-in capital	955,567	161,459	1,117,026	802,743	215,524	1,018,267
Accumulated deficit	(24,001)	(2,502)	(26,503)	(31,477)	3,629	(27,848)

Total common shareholders’ equity	931,957	158,957	1,090,914	771,266	219,153	990,419
Non-controlling interests	—	664	664	—	1,637	1,637

Total equity	931,957	159,621	1,091,578	771,266	220,790	992,056

Total liabilities and equity	$1,519,067	$412,993	$1,932,060	$797,618	$220,790	$1,018,408

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

	Three months ended June 30, 2014			Three months ended June 30, 2013
(in thousands, except share and per share data)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues	$23,602	$—	$23,602	$2,889	$—	$2,889
Other property revenues	890	—	890	64	—	64
Realized gain on non-performing loans, net	—	3,357	3,357	—	1,114	1,114
Realized gain on loan conversions, net	—	6,483	6,483	—	—	—

Total revenues	24,492	9,840	34,332	2,953	1,114	4,067
Expenses
Property operating and maintenance	7,791	—	7,791	1,161	—	1,161
Real estate taxes and insurance	4,468	—	4,468	720	—	720
Mortgage loan servicing costs	—	5,139	5,139	—	2,378	2,378
Non-performing loan management fees and expenses	—	1,871	1,871	—	1,575	1,575
General and administrative	3,480	964	4,444	2,336	1,498	3,834
Share-based compensation	1,668	462	2,130	—	—	—
Investment management fees	3,127	866	3,993	—	—	—
Separation costs	—	—	—	—	—	—
Acquisition fees expensed and property management engagement costs	186	—	186	290	—	290
Interest expense, including amortization	3,042	2,149	5,191	—	—	—
Depreciation and amortization	7,243	—	7,243	767	—	767
Finance related expenses and write-off of loan costs	5,258	183	5,441	—	—	—
Impairment of real estate	1,233	—	1,233	192	—	192

Total expenses	37,496	11,634	49,130	5,466	5,451	10,917

Loss before other income, income tax expense and non-controlling interests	(13,004)	(1,794)	(14,798)	(2,513)	(4,337)	(6,850)

Other income (expense)
Realized (loss) gain on sales of investments in real estate, net	(56)	—	(56)	578	—	578
Unrealized gain on non-performing loans, net	—	3,641	3,641	—	—	—
Loss on derivative financial instruments, net	(470)	—	(470)	—	—	—

Total other income (expense)	(526)	3,641	3,115	578	—	578

Loss before income tax expense and non-controlling interests	(13,530)	1,847	(11,683)	(1,935)	(4,337)	(6,272)
Income tax expense	350	—	350	46	—	46

Net loss	(13,880)	1,847	(12,033)	(1,981)	(4,337)	(6,318)
Net (income) loss attributable to non-controlling interests	—	(83)	(83)	—	10	10

Net loss attributable to common shareholders	$(13,880)	$1,764	$(12,116)	$(1,981)	$(4,327)	$(6,308)

Weighted average shares outstanding - basic and diluted	39,079,365	39,079,365	39,079,365	39,110,969	39,110,969	39,110,969

Net loss per common share
Basic and diluted	$(0.36)	$0.05	$(0.31)	$(0.05)	$(0.11)	$(0.16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

	Six months ended June 30, 2014			Six months ended June 30, 2013
(in thousands, except share and per share data)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues	$37,367	$—	$37,367	$4,013	$—	$4,013
Other property revenues	1,369	—	1,369	105	—	105
Realized gain on non-performing loans, net	—	5,200	5,200	—	1,473	1,473
Realized gain on loan conversions, net	—	11,897	11,897	—	—	—

Total revenues	38,736	17,097	55,833	4,118	1,473	5,591
Expenses
Property operating and maintenance	13,823	—	13,823	1,711	—	1,711
Real estate taxes and insurance	7,611	—	7,611	1,343	—	1,343
Mortgage loan servicing costs	—	10,021	10,021	—	2,378	2,378
Non-performing loan management fees and expenses	—	4,286	4,286	—	2,425	2,425
General and administrative	7,685	2,129	9,814	3,439	2,206	5,645
Share-based compensation	1,926	533	2,459	—	—	—
Investment management fees	5,286	1,464	6,750	—	—	—
Separation costs	2,797	746	3,543	—	—	—
Acquisition fees expensed and property management engagement costs	447	—	447	588	—	588
Interest expense, including amortization	4,284	2,407	6,691	—	—	—
Depreciation and amortization	12,716	—	12,716	1,424	—	1,424
Finance related expenses and write-off of loan costs	5,258	183	5,441	—	—	—
Impairment of real estate	2,067	—	2,067	247	—	247

Total expenses	63,900	21,769	85,669	8,752	7,009	15,761

Loss before other income, income tax expense and non-controlling interests	(25,164)	(4,672)	(29,836)	(4,634)	(5,536)	(10,170)

Other income (expense)
Realized (loss) gain on sales of investments in real estate, net	(201)	—	(201)	665	—	665
Unrealized gain on non-performing loans, net	—	3,641	3,641	—	—	—
Loss on derivative financial instruments, net	(470)	—	(470)	—	—	—

Total other income (expense)	(671)	3,641	2,970	665	—	665

Loss before income tax expense and non-controlling interests	(25,835)	(1,031)	(26,866)	(3,969)	(5,536)	(9,505)
Income tax expense	485	—	485	208	—	208

Net loss	(26,320)	(1,031)	(27,351)	(4,177)	(5,536)	(9,713)
Net (income) loss attributable to non-controlling interests	—	(73)	(73)	—	16	16

Net loss attributable to common shareholders	$(26,320)	$(1,104)	$(27,424)	$(4,177)	$(5,520)	$(9,697)

Weighted average shares outstanding - basic and diluted	39,091,796	39,091,796	39,091,796	39,110,969	39,110,969	39,110,969

Net loss per common share
Basic and diluted	$(0.67)	$(0.03)	$(0.70)	$(0.11)	$(0.14)	$(0.25)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 (CONTINUED)

(Unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of June 30, 2014, we had executed agreements to purchase an additional 434 properties in separate transactions for an aggregate purchase price of $70.0 million. As of June 30, 2014, we had not contracted to purchase NPLs.

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

Note 12. Subsequent Events

Acquisition of Homes and NPLs

Subsequent to June 30, 2014, we have continued to purchase NPLs and homes. For the period from July 1, 2014 through July 31, 2014, and as of July 31, 2014, we had acquired an aggregate of 306 additional homes with an aggregate acquisition cost of approximately $44.8 million. Subsequent to June 30, 2014, we purchased two separate pools of NPLs for an aggregate acquisition cost of $218.7 million. The pools include 1,294 NPLs and 146 SFR homes.

Dividend Declaration

On August 8, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on October 15, 2014 to shareholders of record at the close of business on September 30, 2014.

Issuance of Convertible Senior Notes

On July 7, 2014, we issued $230.0 million in aggregate principal amount of 3.00% Convertible Senior Notes, due in 2019 (“the Convertible Notes”). The sale of the Convertible Notes generated gross proceeds of $230.0 million and net proceeds of approximately $223.9 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering are to be used to acquire additional homes and NPLs, to repurchase our common shares of beneficial interest and for general corporate purposes. Interest on the Convertible Notes will be payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. The Convertible Notes will mature on July 1, 2019.

The conversion rate applicable to the Convertible Notes will initially be 29.9242 common shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $33.42 per common share). The conversion rate for the Convertible Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such an event in certain circumstances.

Repurchase of Common Shares

In conjunction with the issuances of the Convertible Notes, we repurchased 381,700 shares on July 1, 2014 for a weighted average purchase price of $26.21 per share and an aggregate purchase price of $10.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Maryland real estate investment trust formed primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which will grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of NPLs at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term, through dividends and capital appreciation.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own single-family rentals and NPLs. On the Distribution Date, SPT completed the Separation of us to its stockholders.

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

Prior to the Separation, the historical financial statements were derived from the condensed consolidated financial statements and accounting records of SPT principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other SPT businesses have been identified in the historical financial statements as transactions between related parties for periods prior to the Separation.

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

On the Distribution Date, our Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

Our Portfolio

As of June 30, 2014, our portfolio consisted of 12,600 owned homes and homes underlying NPLs, including (1) 9,407 homes and (2) 3,193 homes underlying 3,357 NPLs, of which 277 NPLs represent second, third, and unsecured liens. The 3,080 of first lien NPLs have an unpaid principal balance (“UPB”) of $681.7 million, a total purchase price of $397.0 million and total estimated BPO value of $635.3 million that are secured by liens on 2,920 homes and 160 parcels of land. As of June 30, 2014, our homes that were rent ready for more than 90 days were approximately 98.8% leased, and our homes that were owned by us for 180 days or longer were approximately 94.9% leased.

As of June 30, 2014, we had executed agreements to purchase properties in 434 separate transactions for an aggregate purchase price of $70.0 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Subsequent Acquisition of Homes and NPLs

Subsequent to June 30, 2014, we have continued to purchase homes and NPLs. For the period from July 1, 2014 through July 31, 2014, and as of July 31, 2014, we had acquired an aggregate of 306 additional homes with an aggregate acquisition cost of approximately $44.8 million. Subsequent to June 30, 2014, we purchased two separate pools of NPLs for an aggregate acquisition cost of $218.7 million. The total pools include 1,294 NPLs and 146 SFR homes.

Homes

The following table provides a summary of our portfolio of single-family rentals as of June 30, 2014:

Markets	Number of Homes (1)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home (2)	Aggregate Investment (In millions)	Home Size (Square feet)	Weighted Average Age (Years)	Average Monthly Rent Per Leased Home(3)
Atlanta	2,299	71.1%	$95,551	$117,265	$269.6	1,909	22	$1,155
South Florida	1,749	82.1%	$133,741	$158,740	277.7	1,588	44	$1,557
Houston	1,149	79.5%	$126,273	$140,974	162.0	2,060	28	$1,489
Tampa	972	83.2%	$106,884	$124,699	121.2	1,476	40	$1,250
Dallas	915	70.5%	$127,312	$146,091	133.7	2,050	22	$1,457
Chicago	455	76.0%	$121,385	$148,162	67.4	1,555	41	$1,662
Denver	341	63.9%	$183,932	$212,859	72.6	1,512	31	$1,708
Southern California	340	82.9%	$235,913	$247,210	84.1	1,617	36	$1,791
Orlando	327	83.8%	$118,158	$137,110	44.8	1,644	37	$1,295
Phoenix	248	83.9%	$140,329	$158,213	39.2	1,543	39	$1,190
Northern California	244	89.3%	$216,462	$230,903	56.3	1,494	45	$1,727
Las Vegas	42	95.2%	$155,717	$167,481	7.0	1,966	27	$1,296
California Valley	41	100.0%	$226,226	$227,085	9.3	1,728	25	$1,612

Total / Average	9,122	77.5%	$127,087	$147,434	$1,344.9	1,760	32	$1,416

(1)	Excludes 285 homes that we do not intend to hold for the long-term.
(2)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs.
(3)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concession and Waypoints. To date, rent concessions and Waypoints have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions and Waypoints or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of June 30, 2014:

	Total Number of Homes(1)	Homes 90 Days Past Rent Ready			Homes Owned 180 Days or Longer
Markets		Number of Homes	Percent Leased	Average Monthly Rent per Leased Home(2)	Number of Homes	Percent Leased	Average Monthly Rent per Leased Home(2)
Atlanta	2,299	1,292	97.6%	$1,140	1,213	93.0%	$1,138
South Florida	1,749	1,143	99.4%	$1,552	1,430	94.0%	$1,553
Houston	1,149	759	99.1%	$1,478	823	94.5%	$1,470
Tampa	972	573	99.1%	$1,229	654	95.2%	$1,218
Dallas	915	481	99.6%	$1,436	484	96.7%	$1,422
Chicago	455	278	97.8%	$1,653	261	95.0%	$1,651
Denver	341	149	99.3%	$1,700	161	97.5%	$1,704
Southern California	340	230	96.5%	$1,799	231	95.7%	$1,814
Orlando	327	199	100.0%	$1,308	222	98.6%	$1,314
Phoenix	248	176	100.0%	$1,181	152	97.4%	$1,186
Northern California	244	192	100.0%	$1,714	195	97.9%	$1,706
Las Vegas	42	36	100.0%	$1,309	42	95.2%	$1,296
California Valley	41	37	100.0%	$1,589	41	100.0%	$1,612

Total/Average	9,122	5,545	98.8%	$1,406	5,909	94.9%	$1,413

(1)	Excludes 285 homes that we do not intend to hold for the long-term.
(2)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concession and Waypoints. To date, rent concessions and Waypoints have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions and Waypoints or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our NPL portfolio as of June 30, 2014:

	Total Loans							Rental Pool Assets (4)
State	Loan Count(1), (2)	Total Purchase Price (in millions)	Total UPB (in millions)	Total BPO (in millions)	Weighted Average LTV (3)	Purchase Price as a percentage of UPB	Purchase Price as a percentage of BPO	Loan Count	Percent of Total Loans Per Location
Florida	762	$94.4	$187.5	$149.0	152.9%	50.3%	63.3%	423	49.0%
Illinois	373	47.8	76.0	74.3	141.0%	62.8%	64.3%	257	29.7%
Arizona	230	19.9	33.8	29.4	198.0%	58.7%	67.5%	13	1.5%
Wisconsin	207	17.4	24.2	27.7	114.0%	71.6%	62.8%	—	—%
New York	165	32.6	62.8	64.6	114.0%	51.8%	50.4%	—	—%
California	148	42.9	60.8	68.6	100.4%	70.6%	62.6%	95	11.0%
Indiana	152	10.8	15.1	17.1	109.8%	71.9%	63.5%	—	—%
New Jersey	144	20.7	44.0	37.7	141.6%	47.2%	54.9%	—	—%
Maryland	100	17.9	31.3	26.6	132.3%	57.1%	67.1%	—	—%
Pennsylvania	74	6.9	11.7	10.5	137.7%	58.8%	65.2%	—	—%
Georgia	65	8.0	13.2	12.2	131.0%	60.8%	66.0%	41	4.7%
Other	660	77.7	121.3	117.6	124.4%	64.1%	66.0%	35	4.1%

Total / Average	3,080	$397.0	$681.7	$635.3	135.8%	58.2%	62.5%	864	100%

(1)	Represents first liens on 2,920 homes and 160 parcels of land.
(2)	Excludes 277 unsecured, second, and third liens with an aggregate purchase price of $1.9 million.
(3)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state as of the respective acquisition dates
(4)	See Note 1 – Organization and Operations for the definition of Rental Pool Assets.

Factors That May Influence Future Results of Operations

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

Acquisitions

We continue to grow our portfolio of homes. Our ability to identify and acquire homes that meet our investment criteria may be affected by home prices in our target markets, the inventory of homes available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of homes to rental. We utilize the acquisition process developed by the members of the Waypoint executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by our highly scalable technology platform, referred to as Compass, market analytics and a local, cross-functional team. In acquiring new homes, we rely on the expertise of our Manager to acquire our portfolio and will monitor the pace and source of these purchases.

Our operating results depend on sourcing NPLs. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of NPLs available to us for acquisition. Properties that are either in foreclosure and have not yet been sold or homes that owners are delaying putting on the market until prices improved are known as shadow inventory. We believe the available amount of shadow inventory provides for a significant acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase NPLs at lower prices than SFR because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs. Generally, we expect that our NPL portfolio may grow at an uneven pace, as opportunities to acquire NPLs may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Home Stabilization

Before an acquired home becomes an income-producing asset, we must take possession of the home and renovate, market and lease the home in order to secure a resident. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired homes will affect our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations and time needed for leasing the home for rental.

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

Based on our prior experience, we anticipate that, on average, for each non-leased home that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of June 30, 2014, the 5,909 homes we owned for more than 180 days were approximately 94.9 % leased which excludes 285 Non-Rental Assets. As of June 30, 2014, the 5,545 homes that were rent ready for more than 90 days were approximately 98.8% leased. After taking possession of a home, management expects the home to be leased/occupied within approximately 110 to 130 days.

Loan Resolution Methodologies

We and Prime employ various loan resolution methodologies with respect to our NPLs, including loan modification, collateral resolution and collateral disposition. The manner in which a NPL is resolved will affect the amount and timing of revenue we will receive.

We expect that a portion of our NPLs will be returned to performing status primarily through loan modifications. Once successfully modified, we may consider selling these modified loans.

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 4% and 5%, respectively, of our NPLs are located as of June 30, 2014 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

The state of the real estate market and home prices will determine proceeds from any sale of homes acquired in settlement of loans. Although we generally intend to own as rental properties the assets we acquire upon foreclosure, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of NPLs, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of homes acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect our results of homes acquired in settlement of loans.

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

We also expect non-rental income from our acquired NPLs that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions such as short sales, third-party sales at foreclosure auctions and SFR sales. For the three and six months ended June 30, 2014, respectively, we had approximately $6.5 and $11.9 million and from realized gains on conversion of loans to real estate assets and approximately $3.4 million and $5.2 million of realized gains from loan liquidations where payment of the loan exceeded our basis in the loan or the sales of loans.

In each of our markets, we monitor a number of factors that may impact the single-family rental market and our residents’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely affect our rental revenue.

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

Loan-Related Expenses

We have a joint venture with Prime Asset Fund, an entity managed by Prime Asset Holdings, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 99% interest in the joint venture, which owns all of our NPLs. Prime has contributed less than 1% of the cash equity to the joint venture, or the Prime Percentage Interest. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to NPLs and homes as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets, or Non-Rental Pool Assets. We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns a fee from us equal to 3% of the value (as determined pursuant to the joint venture agreement) of the NPLs and homes we designate as Rental Pool Assets and that are transferred to us.

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, as of June 30, 2014, the joint venture pays Prime a monthly asset management fee equal to 0.167% of the aggregate net asset cost to the joint venture of the then existing Non-Rental Pool Assets.

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

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we will pay the fees described in “Note 9– Related Party Transactions – Reimbursement of Costs”.

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

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of single-family rentals were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our financial statements was immaterial. Accordingly, we have revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of single-family rentals without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013 were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease and is recorded in other assets in our condensed consolidated balance sheet.

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

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

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

In evaluating our held-for-sale and held-for-use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $1.2 million and $2.1 million during the three and six months ended June 30, 2014 and corresponding periods of 2013, respectively.

NPLs

We have purchased pools of NPLs, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

The guidance in FASB ASC Topic 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheets from those instruments using another accounting method. We have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our March 13, 2014 purchase of NPLs in the amount of $101.3 million; as of June 30, 2014, the fair value of this pool is $101.8 million. Additionally, we purchased 1,441 NPLs on June 27, 2014, for an aggregate purchase price of $117.0 million. We concluded that the fair value of the purchased pool as of June 30, 2014 was equal to the carrying value.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. For the three and six months ended June 30, 2014 and June 30, 2013, no impairments have been recorded on any of our loans.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

In April 2014, the FASB issued No. ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on our condensed consolidated statements of operations, balance sheet or statement of cash flows.

In January 2014, ASU No. 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the six months ended June 30, 2014, we increased our home portfolio by 3,936 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of June 30, 2014 and December 31, 2013.

(dollar amounts in thousands)	As of June 30, 2014	As of December 31, 2013
Homes acquired, net	9,407	5,471
NPLs acquired, net	3,357	1,714

Total	12,764	7,185

Cost basis of acquired homes	$1,456,009	$755,083
Carrying value of acquired NPLs	397,108	214,965

Total	$1,853,117	$970,048

Results of Operations

Recent Developments

•	On April 24, 2014, we authorized a share repurchase program to repurchase up to $150.0 million of our common shares.

•	On June 26, 2014, we purchased 1,441 NPLs for $117.0 million.

•	On July 7, 2014, we issued $230.0 million in aggregate principal amount of the Convertible Notes.

•	In July and August 2014, we purchased two pools of NPLs for $218.7 million.

•	In August 2014, our board of trustees declared a quarterly dividend of $0.14 per common share.

Revenues

	Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Amount of Change	Percent Change
Rental revenues	$23,602	$2,889	$20,713	717%
Other property revenues	890	64	826	1,291
Realized gain on non-performing loans, net	3,357	1,114	2,243	201
Realized gain on loan conversions, net	6,483	—	6,483	N/A

Total revenues	$34,332	$4,067	$30,265	744%

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Amount of Change	Percent Change
Rental revenues	$37,367	$4,013	$33,354	831%
Other property revenues	1,369	105	1,264	1,204
Realized gain on non-performing loans, net	5,200	1,473	3,727	253
Realized gain on loan conversions, net	11,897	—	11,897	N/A

Total revenues	$55,833	$5,591	$50,242	899%

Our revenue comes primarily from rents collected under lease agreements for our homes, sales or liquidations of NPLs and the conversion of loans into rental real estate. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

During the six months ended June 30, 2014, and the corresponding period of 2013, we converted $24.9 million in NPLs into $36.8 million in real estate assets that resulted in a gain of $6.5 million and $11.9 million, respectively, for the three and six month periods ending June 30, 2014. We had no conversions of NPLs into real estate assets in the corresponding period of 2013. We also liquidate portions of our NPL portfolio that do not meet our requirements for conversion into SFR that resulted in a net gain of $3.4 million and $5.2 million for the three and six month periods ending June 30, 2014. The increase in net gains over each of the corresponding periods of $0.2 million was driven by acquisitions of NPLs during the first six months of 2014.

Expenses

	Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Amount of Change	Percent Change
Property operating and maintenance	$7,791	$1,161	$6,630	571%
Real estate taxes and insurance	4,468	720	3,748	521
Mortgage loan servicing cost	5,139	2,378	2,761	116
Non-performing loan management fees and expenses	1,871	1,575	296	19
General and administrative	4,444	3,834	610	16
Share-based compensation	2,130	—	2,130	N/A
Investment management fees	3,993	—	3,993	N/A
Separation costs	—	—	—	N/A
Acquisition fees expensed and property management engagement costs	186	290	(104)	(36)
Interest expense, including amortization	5,191	—	5,191	N/A
Depreciation and amortization	7,243	767	6,476	844
Finance related expenses and write-off of loan costs	5,441	—	5,441	N/A
Impairment of real estate	1,233	192	1,041	542

Total expenses	$49,130	$10,917	$38,213	350%

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Amount of Change	Percent Change
Property operating and maintenance	$13,823	$1,711	$12,112	708%
Real estate taxes and insurance	7,611	1,343	6,268	467
Mortgage loan servicing cost	10,021	2,378	7,643	321
Non-performing loan management fees and expenses	4,286	2,425	1,861	77
General and administrative	9,814	5,645	4,169	74
Share-based compensation	2,459	—	2,459	N/A
Investment management fees	6,750	—	6,750	N/A
Separation costs	3,543	—	3,543	N/A
Acquisition fees expensed and property management engagement costs	447	588	(141)	(24)
Interest expense, including amortization	6,691	—	6,691	N/A
Depreciation and amortization	12,716	1,424	11,292	793
Finance related expenses and write-off of loan costs	5,441	—	5,441	N/A
Impairment of real estate	2,067	247	1,820	737

Total expenses	$85,669	$15,761	$69,908	444%

Property Operating and Maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third party management fees and expenses allocated to us from our Manager. During the three and six months ended June 30, 2014, respectively, property operating and maintenance expense increased by $6.6 million and $12.1 million from the prior corresponding periods from increases related to our portfolio growth on leased and unleased properties.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is market ready. During the three and six months ended June 30, 2014, respectively, real estate taxes and insurance increased $3.7 million and $6.3 million as compared to the corresponding period of 2013. This increase related to the growth of our portfolio of homes that are market ready.

Mortgage Loan Servicing Costs

During the three months ended June 30, 2014 and the corresponding period of 2013, we incurred mortgage loan servicing costs of approximately $5.1 million and $2.4 million, respectively, which represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the six months ended June 30, 2014 and the corresponding period of 2013, we incurred mortgage loan servicing costs of approximately $10.0 million and $2.4 million, respectively. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio. As we expect to liquidate the majority of our Non-Rental Pool Assets (which aggregated $310.2 million as of June 30, 2014) over the next 12- 18 months, these costs should decrease over the longer-term, offset by additional acquisitions of NPLs totaling $117.0 million in June 2014 and approximately $218.7 million in July and August 2014.

NPL Investment Management Fees and Expenses

NPL investment and management fees and expenses are primarily comprised of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three months ended June 30, 2014, these expenses increased $0.3 million over the corresponding prior year period due to increased pursuit costs and acquisitions of NPLs. Increased pursuit costs and acquisitions of NPLs also contributed to the $1.9 million increase incurred during the six months ended June 30, 2014 over the prior year.

General and Administrative and Other Expenses

General and administrative expenses are primarily composed of allocated expenses from our Manager (See Note 9—Related Party Transactions), as well as standard professional costs such as audit fees, taxes, etc. We also incurred $3.9 million and $6.8 million of management fees expense from our Manager during the three and six month periods ending June 30, 2014, respectively. During the three and six month periods ended June 30, 2014, respectively, our general and administrative expense increased $0.6 million and $4.2 million from the corresponding period of 2013, mainly due to allocated expenses from our Manager as well as increases in our overall portfolio size of homes and NPLs.

As part of the Separation, we incurred $3.5 million in costs for the six months ended June 30, 2014 which consisted primarily of legal and other professional service costs. These costs are non-recurring in nature. There were no Separation costs in the corresponding period of 2013.

As discussed in Note 8—Share-Based Compensation, we adopted the Equity Plan, Manager, Equity Plan, and Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2014 resulted in an increase of share-based compensation costs for the three and six month periods ended June 30, 2014, respectively, of $2.1 million and $2.5 million over the corresponding periods in 2013.

Acquisition Fees Expensed and Property Management Engagement Costs

Our acquisition fees expensed and property management engagement costs for the three and six month periods ending June 30, 2014 have decreased $0.1 million and $0.1 million, respectively, over the corresponding periods in 2013 as a result of a decrease in expenses subsequent to the Separation.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and six months ended June 30, 2014, respectively, depreciation and amortization increased $6.5 million and $11.3 million from the corresponding period in 2013, primarily as a result of the increased number of properties being acquired and placed in service.

Finance Related Expenses

During the three and six months ended June 30, 2014, we incurred $5.2 million and $6.7 million, respectively, in interest expense, $0.4 million in finance related expenses, and wrote off $5.0 million in existing unamortized financing costs related to our financing activities (refer to Note 7—Debt). We did not engage in any financing activities during the three and six months ended June 30, 2013.

Impairment

We evaluate our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended June 30, 2014, we recorded $1.2 million of impairment expense related to our real estate assets as compared to $0.2 million for the corresponding period of 2013. During the six months ended June 30, 2014, we recorded $2.1 million of impairment expense as compared to $0.2 million for the corresponding period of 2013.

Other Income and Expense

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net, as well as loss on derivative financial instruments, net. During the three and six months ended June 30, 2014, these activities resulted in income, net of gains and losses, of $3.1 million and $3.0 million, respectively.

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

On June 13, 2014, SFR Borrower, a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our single-family rental homes, entered into an Amended and Restated Master Loan and Security Agreement evidencing our $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A, as administrative agent. The credit facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender. The outstanding balance on this facility as of June 30, 2014 was approximately $518.9 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature than may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFH Facility has a variable interest rate of LIBOR plus a spread which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of their business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

In connection with the SFR Facility, we provided a limited guaranty and recourse indemnity with respect to specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants and a full guaranty in the event that SFR Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. Availability under the SFR Facility is limited by a formula to the lower of 60% of the SFR Borrower’s acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent broker’s price opinion.

The facility includes customary events of default. The occurrence of an event of default will permit the lenders to terminate their commitments under the facility and accelerate payment of all amounts outstanding thereunder. In addition, if a default or a failure to observe the asset performance triggers should occur and be continuing, all of the rental income associated with the real estate properties of the Borrower and its subsidiaries will, after payment of specified operating expenses, asset management fees and interest, be required to prepay the loans under the facility, which will preclude the SFR Borrower from being able to make distributions on its equity for our benefit.

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, over 99% of the general partnership and limited partnership interest) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, over 99% of the beneficial trust interests), amended our amended master repurchase agreement with Deutsche Bank AG. The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates which evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement will be used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents. The outstanding balance on June 30, 2014 on this facility was approximately $251.6 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth, and requires that we maintain minimum levels of debt service coverage and debt yield.

In addition, we expect to strategically liquidate a significant portion of our investments. Under on our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which intended strategy is to convert the NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $310.2 million as of June 30, 2014, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On August 8, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on October 15, 2014 to shareholders of record at the close of business on September 30, 2014. Any future distributions payable are indeterminable at this time.

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations for the six months ended June 30, 2014 and 2013, were reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $874.2 million for the six months ended June 30, 2014 due primarily to the $562.3 million and $112.8 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $218.3 million spent on new NPLs and proceeds from the sale of loans of $4.2 million. Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. We also had $12.6 million of proceeds from the liquidation of NPLs.

Our net cash provided in financing activities of $875.3 million for the six months ended June 30, 2014 resulted primarily from our net borrowing on our debt facilities, which totaled $770.5 million. We paid approximately $19.6 million in financing costs which have been deferred and are being amortized as interest expense using the effective interest rate method. We also received capital contributions as a result of the Separation in the amount of $128.3 million.

As of December 31, 2013, all of the homes acquired by us were purchased with equity contributed from SPT. For our purchase of the 707 homes from Fund XI on March 3, 2014 for $144.0 million, we used proceeds from our $1.0 billion credit facility. Our recent acquisition of 1,441 NPLs for $117.0 million were purchased with proceeds from our $500.0 million warehouse facility.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations as of June 30

	June 30,
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Home purchase obligations(1)	$70.0	$—	$—	$—	$—	$—	$70.0
SFR Facility	—	—	—	518.9	—	—	518.9
Master Repurchase Agreement	—	251.6	—	—	—	—	251.6

	$70.0	$251.6	$—	$518.9	$—	$—	$840.5

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 12 to our condensed consolidated financial statements.

Funds From Operations

Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures.

We believe that FFO is a meaningful supplemental measure of the operating performance of our single-family rental business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with FFO as defined by the NAREIT White Paper and is adjusted for: share-based compensation, non-recurring costs associated with the Separation, certain acquisition fees expensed and property management engagement costs, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, and other non-comparable items as applicable.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of FFO and Core FFO for the three and six months ended June 30, 2014 and the corresponding period of 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Reconciliation of net loss to FFO(1)
Net loss attributable to common shareholders	$(12,116)	$(6,308)	$(27,424)	$(9,697)
Add (deduct) adjustments to net loss to get to FFO:
Depreciation and amortization on real estate assets	7,243	767	12,716	1,424
Non-controlling interests	83	(10)	73	(16)

Subtotal - FFO	$(4,790)	$(5,551)	$(14,635)	$(8,289)
Add (deduct) adjustments to FFO to get to Core FFO:
Share-based compensation	$2,130	$—	$2,459	$—
Separation costs	—	—	3,543	—
Acquisition fees expensed and property management engagement costs	186	290	447	588
Write-off of loan costs	5,032	—	5,032	—
Loss on derivative financial instruments, net	470	—	470	—
Amortization of derivative financial instruments cost	(50)	—	(50)	—

Core FFO	$2,978	$(5,261)	$(2,734)	$(7,701)

Core FFO per share - basic and diluted	$0.08	$(0.13)	$(0.07)	$(0.20)
Weighted average shares - basic and diluted	39,079,365	39,110,969	39,091,796	39,110,969

(1)	Commencing with the three months ended June 30, 2014, we have changed our definition of Core FFO to include adjustments related to share-based compensation and exclude adjustments related to acquisition pursuit costs. Core FFO is a non-generally accepted accounting principle (“GAAP”) measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we will be exposed to are real estate risk and interest rate risk. In the near term, virtually all of our assets will be comprised of homes and NPLs. The primary driver of the value for these investments is the fair value of the real estate.

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

Interest Rate Risk

We are exposed to interest rate risk from (1) our acquisition and ownership of NPLs and (2) debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of our NPLs and homes underlying such loans as well as our financing interest rate expense.

We currently do not intend to hedge the risk associated with our NPLs and homes underlying such loans. However, we have and may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

These derivative transactions are entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.

We currently borrow funds at variable rates using secured financings. At June 30, 2014, we had $770.5 million of variable rate debt outstanding, of which $500.0 million is protected by interest rate caps. The estimated aggregate fair market value of this debt was $770.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.75 million, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the repurchases of common shares during the three months ended June 30, 2014:

Issuer Purchases of Equity Securities
Calendar month in which purchases were made:	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands) (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 24, 2014 to April 30, 2014	—	$—	$—	$150,000
May 1, 2014 to May 31, 2014	54,018	$27.44	$1,482	$148,518
June 1, 2014 to June 30, 2014	52,396	$27.10	$1,420	$147,098

Total repurchases for the three months ended June 30, 2014	106,414	$27.28	$2,903	$147,098

(1)	All purchases were made as part of the share repurchase program authorized on April 24, 2014.
(2)	Includes related transaction fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: August 14, 2014	By:	/s/ Gary Beasley
Gary Beasley
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Douglas Brien
Douglas Brien
Co-Chief Executive Officer

Date: August 14, 2014	By:	/s/ Nina Tran
Nina Tran
Chief Financial Officer
(Principal Financial Officer)

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

4.1	Indenture, dated as of July 7, 2014, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed July 7, 2014)

4.2	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed July 7, 2014))

10.1	Limited Guaranty and Recourse Indemnity Agreement, dated June 13, 2014, by Starwood Waypoint Residential Trust., in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed June 16, 2014)

10.2	Amended and Restated Master Loan and Security Agreement, dated June 13, 2014, by and among Citibank, N.A., as Administrative Agent, the Lenders from time to time party thereto, Starwood Waypoint Borrower, LLC, as Borrower, and Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed June 16, 2014)

10.3	Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed June 30, 2014)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document
EX – 101.SCH	XBRL Taxonomy extension schema document
EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document
EX – 101.DEF	XBRL Taxonomy extension definition linkbase document
EX – 101.LAB	XBRL Taxonomy extension labels linkbase document
EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document