Form 10-Q
period 2014-09-30
Starwood Waypoint Residential Trust
filed 2014-11-12
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 11, 2014, there were 37,776,441 common shares of beneficial interest, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the risk factors referenced in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K filed on March 28, 2014 under the section captioned “Risk Factors” and should be read in conjunction with this Quarterly Report on Form 10-Q;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the single-family rental home (“single-family rentals” or “SFR”) market specifically, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	declines in the value of homes and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve NPLs;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	the possible internalization of SWAY Management, LLC (our “Manager”);

•	our relationships with Starwood Capital Group and our Manager, and their ability to retain qualified personnel;

•	potential conflicts of interest with Starwood Capital Group, and our Manager;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

i

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Investments in real estate
Land	$320,379	$140,076
Building and improvements	1,432,891	604,839

Total investment in properties	1,753,270	744,915
Less: accumulated depreciation	(25,604)	(5,730)

Investment in real estate properties, net	1,727,666	739,185
Real estate held for sale, net	17,306	10,168

Total investments in real estate, net	1,744,972	749,353
Non-performing loans	163,922	214,965
Non-performing loans (fair value option)	489,995	—
Resident and other receivables, net	5,050	1,261
Cash and cash equivalents	85,644	44,613
Restricted cash	53,965	3,331
Deferred financing costs, net	16,241	—
Other assets	21,698	4,885

Total assets	$2,581,487	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$1,213,244	$—
Convertible senior notes, net	201,583	—
Accounts payable and accrued expenses	54,946	22,434
Resident security deposits and prepaid rent	14,694	3,918

Total liabilities	1,484,467	26,352

Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value—100,000,000 authorized; none issued and outstanding	—	—
Common shares, $0.01 par value—500,000,000 authorized; 38,506,041 issued and outstanding as of September 30, 2014, and 1,000 issued and outstanding as of December 31, 2013	385	—
Additional paid-in capital	1,134,845	1,018,267
Accumulated deficit	(38,742)	(27,848)

Total common shareholders’ equity	1,096,488	990,419
Non-controlling interests	532	1,637

Total equity	1,097,020	992,056

Total liabilities and equity	$2,581,487	$1,018,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$30,366	$5,405	$67,733	$9,418
Other property revenues	1,139	75	2,508	180
Realized gain on non-performing loans, net	1,941	1,418	7,141	2,891
Realized gain on loan conversions, net	5,791	3,321	17,688	3,321

Total revenues	39,237	10,219	95,070	15,810
Expenses
Property operating and maintenance	8,796	3,373	22,619	5,084
Real estate taxes and insurance	5,143	1,046	12,754	2,389
Mortgage loan servicing costs	7,918	1,393	17,939	3,771
Non-performing loan management fees and expenses	3,508	(145)	7,794	2,280
General and administrative	4,627	5,012	14,441	10,657
Share-based compensation	2,101	—	4,560	—
Investment management fees	4,522	—	11,272	—
Separation costs	—	902	3,543	902
Acquisition fees expensed and property management engagement costs	217	—	664	588
Interest expense, including amortization	11,899	—	18,590	—
Depreciation and amortization	9,238	1,826	21,954	3,250
Finance related expenses and write-off of loan costs	1,334	—	6,775	—
Impairment of real estate	341	78	2,408	325

Total expenses	59,644	13,485	145,313	29,246

Loss before other income, income tax expense and non-controlling interests	(20,407)	(3,266)	(50,243)	(13,436)

Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	125	(28)	(76)	637
Unrealized gain on non-performing loans, net	13,705	—	17,346	—
Loss on derivative financial instruments, net	(104)	—	(574)	—

Total other income (expense)	13,726	(28)	16,696	637

Loss before income tax expense and non-controlling interests	(6,681)	(3,294)	(33,547)	(12,799)
Income tax expense	19	(41)	504	167

Net loss	(6,700)	(3,253)	(34,051)	(12,966)
Net income attributable to non-controlling interests	(13)	(21)	(86)	(5)

Net loss attributable to common shareholders	$(6,713)	$(3,274)	$(34,137)	$(12,971)

Weighted average shares outstanding—basic and diluted	38,613,270	39,110,969	38,911,505	39,110,969

Net loss per common share
Basic and diluted	$(0.17)	$(0.08)	$(0.88)	$(0.33)

Dividends declared per common share	$0.14	$—	$0.14	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balances at December 31, 2012	1,000	$—	$184,384	$(4,424)	$179,960	$500	$180,460
Former parent contributions	—	—	617,520	—	617,520	—	617,520
Net loss	—	—	—	(12,971)	(12,971)	5	(12,966)
Non-controlling interests contributions	—	—	—	—	—	1,100	1,100
Non-controlling interests distributions	—	—	—	—	—	(103)	(103)

Balances at September 30, 2013	1,000	$—	$801,904	$(17,395)	$784,509	$1,502	$786,011

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balances at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$990,419	$1,637	$992,056
Net loss attributable prior to the Separation	—	—	—	(921)	(921)	(10)	(931)
Net loss attributable after the Separation	—	—	—	(33,216)	(33,216)	96	(33,120)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	128,290	—	128,290
Dividends declared	—	—	—	(5,526)	(5,526)	—	(5,526)
Repurchases of common shares	(608,986)	(6)	(16,049)	—	(16,055)	—	(16,055)
Board member compensation paid in shares	4,058	—	109	—	109	—	109
Offering costs	—	—	(782)	—	(782)	—	(782)
Convertible senior notes	—	—	29,610	—	29,610	—	29,610
Share-based compensation	—	—	4,560	—	4,560	—	4,560
Non-controlling interests contributions	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	(1,591)	(1,591)

Balances at September 30, 2014	38,506,041	$385	$1,134,845	$(38,742)	$1,096,488	$532	$1,097,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(34,051)	$(12,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,954	3,250
Amortization of deferred financing costs	3,767	—
Amortization of convertible debt discount	1,048	—
Board member compensation paid in shares	109	—
Share-based compensation expense	4,560	—
Realized loss (gain) on sales of investments in real estate, net	76	(637)
Realized gain on non-performing loans, net	(7,141)	(2,891)
Realized gain on loan conversions, net	(17,688)	(3,321)
Unrealized gain on non-performing loans, net	(17,346)	—
Loss on derivative financial instruments, net	574	—
Straight-line rents	(505)	—
Allowance for doubtful accounts	1,993	263
Impairment of real estate	2,408	325
Allocated expenses from Starwood Property Trust (Note 9)	—	7,784
Write-off of loan costs	5,032	—
Changes in assets and liabilities:		—
Resident and other receivables	(5,782)	(1,060)
Restricted cash	(35,394)	(1,635)
Other assets	(17,558)	(1,855)
Accounts payable and accrued expenses	25,032	1,602
Resident security deposits and prepaid rent	10,776	2,221

Net cash used in operating activities	(58,136)	(8,920)

Cash flows from investing activities:
Purchases of real estate	(808,402)	(411,327)
Additions to real estate	(167,218)	(25,903)
Proceeds from sale of real estate	17,789	6,945
Purchases of non-performing loans	(486,509)	(153,141)
Liquidation and other proceeds on loans	21,608	—
Principal repayments on loans	5,827	229
Proceeds from sale of loans	4,546	13,948
Restricted cash	(15,240)	—
Payment of interest rate cap	(1,009)	—
Increase in purchase deposits	(385)	(10,651)

Net cash used in investing activities	(1,428,993)	(579,900)

Cash flows from financing activities:
Borrowings on credit facilities	1,648,254	—
Proceeds from issuance of convertible senior notes	230,000	—
Payments of credit facilities	(435,010)	—
Payment of financing costs	(25,346)	—
Repurchases of common shares	(16,055)	—
Contributions from non-controlling interests	400	1,100
Distributions to non-controlling interests	(1,591)	(103)
Offering Costs	(782)	—
Capital contributions	128,290	609,736

Net cash provided by financing activities	1,528,160	610,733

Net increase in cash and cash equivalents	41,031	21,913
Cash and cash equivalents at beginning of the period	44,613	8,152

Cash and cash equivalents at end of the period	$85,644	$30,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information
Cash paid for interest	$13,582	$—
Cash paid for income taxes	$342	$—
Non-cash investing activities
Accrued capital expenditures	$14,241	$5,373
Loan basis converted to real estate	$40,064	$12,247
Non-cash financing activities
Deemed capital contributions from Starwood Property Trust	$—	$7,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland REIT and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own single-family rentals and NPLs. On January 31, 2014 (the “Distribution Date”), SPT completed the separation (the “Separation”) of us to its stockholders and we issued 39,110,969 common shares. Our shares began trading on February 3, 2014 on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

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

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement (the “Management Agreement”), which will not expire until January 31, 2017. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman.

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

Geographic Concentrations

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of September 30,	As of December 31,
Market	2014	2013
South Florida	19%	28%
Atlanta	18%	17%
Houston	14%	16%
Dallas	10%	9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

NPLs

	As of September 30,	As of December 31,
State	2014	2013
Florida	18%	35%
California	15%	7%

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

Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the SEC on March 28, 2014, as of and for the year ended December 31, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

The condensed consolidated results of operations for the three and nine months ended September 30, 2014 and the corresponding period of 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and the corresponding period of 2013 are not necessarily indicative of the results of operations or cash flows for the respective full years or any other period.

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

The most significant estimate that we make is of the fair value of our properties and NPLs. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly impact the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Estimates pertaining to the fair value of NPLs use a discounted cash flow valuation model and consider alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. These fair value estimates significantly impact the condensed consolidated financial statements in that changes to fair value of NPLs that have elected the fair value option are reflected in unrealized gains and losses and recorded in current-period earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on our condensed consolidated statements of operations, balance sheets, or statements of cash flows.

In January 2014, ASU No. 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our condensed consolidated financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

In evaluating our held-for-sale and held-for-use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $0.3 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively. We recorded an impairment charge of $2.4 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

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

We evaluate our non-fair value option loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. For the three and nine months ended September 30, 2014 and 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value, unless it meets the criteria for being classified as held for sale, in which case the property is initially recorded at fair value, less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as realized gains on loan conversions, net, in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the nine months ended September 30, 2014 and 2013, respectively, we converted $40.1 million and $12.2 million in NPLs into $57.8 million and $15.6 million in real estate assets. We recorded gains of $5.8 million and $17.7 million for the three and nine months ended September 30, 2014, respectively, and $3.3 million for both the three and nine months ended September 30, 2013 on these conversions.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on non-performing loans, net.

Beginning in 2014, we have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of NPLs, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. NPLs are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings.

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

After NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a single-family rental). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on non-performing loans in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2014, we recorded $13.7 million and $17.3 million, respectively, in unrealized gains on the fair value of loans. No unrealized gains or losses in the fair value of the loans were reported for the corresponding periods in 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

Revenue Recognition

The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. There was $1.0 million in allowance for doubtful accounts as of September 30, 2014. We had $1.0 million for doubtful accounts for the year ended December 31, 2013. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended September 30, 2014 and the corresponding period of 2013, we had incurred bad debt expense of $0.9 million and zero, respectively. We incurred bad debt expense of $2.0 million and zero during the nine months ended September 30, 2014 and the corresponding period of 2013, respectively.

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

We recognize realized gains on non-performing loans upon payoff of principal balance. The gain is calculated by subtracting basis from net proceeds of payoff.

Loss Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate EPS by dividing net loss attributable to us for the period by the weighted average number of common shares outstanding for the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

Income Taxes

We intend to elect to be taxed as a REIT under Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We did not record a provision for federal and state income taxes during the three months ended September 30, 2014 and 2013, related to the activities in our TRSs. We recorded a provision of approximately $0.2 million for both the nine months ended September 30, 2014 and 2013, respectively. Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset and deferred tax liability as income tax expense during the nine months ended September 30, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $19,000 and $0.5 million during the three and nine months ended September 30, 2014.

Reclassification of Prior Period Amounts

Effective the first quarter of 2014, we reclassified prior period revenue related to our NPL operating segment in the condensed consolidated statements of operations to conform to the current period’s presentation. Further, we reclassified certain prior year expenses related to the Separation and certain third-party fees in the condensed consolidated statements of operations as well as certain assets in the condensed consolidated balance sheets to conform to the current period’s presentation. These reclassifications had no impact on previously reported results of operations or net loss per common share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets measured at fair value on a nonrecurring basis as of September 30, 2014 are summarized below (in thousands):

	Residential real estate held for sale (Level III)
	Pre-Impairment
	Amount	Total Losses	Fair Value
Real estate held for sale:
Three Months Ended September 30, 2014	$847	$(36)	$811
Three Months Ended September 30, 2013	$605	$(78)	$527

	Residential real estate held for use (Level III)
	Pre-Impairment
	Amount	Total Losses	Fair Value
Real estate held for use:
Three Months Ended September 30, 2014	$4,370	$(305)	$4,065
Three Months Ended September 30, 2013	$—	$—	$—

For a summary of our activity for our real estate carried at fair value during the nine months ended September 30, 2014, refer to Note 5-Real Estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the nine months ended September 30, 2014 (in thousands):

	Transfer of NPLs
	into Homes (Level III)
	Carrying	Realized	Fair
	Value	Gains	Value
Non-recurring basis (assets)
Three Months Ended September 30, 2014	$15,171	$5,791	$20,962
Three Months Ended September 30, 2013	$6,466	$3,321	$9,787
Nine Months Ended September 30, 2014	$40,064	$17,688	$57,752
Nine Months Ended September 30, 2013	$12,247	$3,321	$15,568

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

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our purchases of NPLs during the three and nine months ended September 30, 2014. For a summary of our level III activity for our NPLs carried at fair value during the nine months ended September 30, 2014 (in thousands), refer to Note 6-NPLs.

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		September 30, 2014		December 31, 2013
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the consolidated balance sheet at fair value
NPLs	Level III	$163,922	$225,023	$214,965	$223,861

Total assets		$163,922	$225,023	$214,965	$223,861

Liabilities not carried on the consolidated balance sheet at fair value
Credit facilities	Level III	$1,213,244	$1,213,244	$—	$—
3.00% Convertible Senior Notes due 2019	Level III	201,583	203,068	—	—

Total liabilities		$1,414,827	$1,416,312	$—	$—

Recurring assets recognized at fair value
NPLs (fair value option)	Level III	$489,995	$489,995	$—	$—
Interest rate caps	Level II	435	435	—	—

Total assets		$490,430	$490,430	$—	$—

The credit facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Input	2014	2013
Discount rate	15%	n/a
Loan resolution probabilities—rental	0% - 100%	n/a
Loan resolution probabilities—liquidation	0% - 100%	n/a
Loan resolution timelines (in years)	0.1 to 5.8	n/a
Value of underlying properties	$2,900 - $2,300,000	n/a

Note 4. Net Loss per Share

Our shares began trading on February 3, 2014 on the NYSE under the ticker symbol “SWAY.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. For periods prior to the Distribution Date, the denominator for basic and diluted EPS is based on the number of our common shares outstanding on the Distribution Date. On the Distribution Date, SPT stockholders of record as of the close of business on January 24, 2014, received one of our common shares for every five shares of SPT common stock held as of the record date. Basic and diluted EPS and the average number of common shares outstanding were calculated using the number of our common shares outstanding immediately following the distribution and as adjusted for subsequent issuances and repurchases. The number of shares at the Distribution Date was used to calculate basic and diluted EPS as none of equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net loss attributable to common shareholders	$(6,713)	$(3,274)	$(34,137)	$(12,971)
Denominator:
Basic and diluted weighted average shares outstanding	38,613	39,111	38,912	39,111

Basic and diluted net loss per share	$(0.17)	$(0.08)	$(0.88)	$(0.33)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three and nine months ended September 30, 2014, and the corresponding period of 2013, both basic and diluted net loss per share are the same.

For the three and nine months ended September 30, 2014, 0.9 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses. We had no RSUs during the corresponding three and nine month periods in 2013.

For the three and nine months ended September 30, 2014, the potential common shares contingently issuable upon the conversion of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash. We did not issue any convertible notes during the three and nine months ended September 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Equity Transactions

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may purchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. For the three and nine months ended September 30, 2014, respectively, we repurchased 502,572 and 608,986 shares for an aggregate purchase price of $13.2 million and $16.1 million.

On August 8, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Total dividend payments of $5.5 million were made on October 15, 2014 to shareholders of record at the close of business on September 30, 2014.

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2013 and the nine months ended September 30, 2014 (in thousands):(1)

Balance as of January 1, 2013	$99,614
Acquisitions	534,018
Real estate converted from loans	33,326
Capitalized expenditures	102,307
Basis of real estate sold	(13,008)
Impairment of real estate	(1,174)

Balance as of December 31, 2013	755,083
Acquisitions	808,402
Real estate converted from loans	57,752
Capitalized expenditures	169,663
Basis of real estate sold	(17,875)
Impairment of real estate	(2,408)

Balance as of September 30, 2014	$1,770,617

(1)	Excludes accumulated depreciation related to investments in real estate as of September 30, 2014, December 31, 2013, and January 1, 2013 of $25.6 million, $5.7 million, and $0.2 million, respectively; as well as excludes accumulated depreciation on assets held for sale as of September 30, 2014, December 31, 2013, and January 1, 2013 of $41,000, zero, and zero, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

The following table summarizes transactions within our NPLs for the year ended December 31, 2013 and the nine months ended September 30, 2014:

		NPLs
(in thousands)	NPLs	(fair value option)
Balance as of January 1, 2013	$68,106	$—
Acquisitions	186,123	—
Basis of loans sold	(197)	—
Loans converted to real estate	(24,702)	—
Loan liquidations and other basis adjustments	(14,365)	—

Balance as of December 31, 2013	$214,965	$—
Acquisitions	—	486,509
Unrealized gain on non-performing loans, net	—	17,346
Basis of loans sold	(3,092)	—
Loans converted to real estate	(36,274)	(3,790)
Loan liquidations and other basis adjustments	(11,677)	(10,070)

Balance as of September 30, 2014	$163,922	$489,995

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of September 30, 2014 and December 31, 2013, respectively, was $1.03 billion and $447.3 million.

Note 7. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our single-family rental homes, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A, as administrative agent. The credit facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender (“Citi Facility”). The outstanding balance on this facility as of September 30, 2014 was approximately $764.9 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature than may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus a spread, which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations, and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of their business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

In connection with the SFR Facility, we provided a limited guaranty and recourse indemnity with respect to specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants and a full guaranty in the event that SFR Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. Availability under the SFR Facility is limited by a formula equal to the lower of 60% of the SFR Borrower’s acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO.

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

As of September 30, 2014, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $600.0 million. The table below presents the fair value of our derivative financial instruments as of September 30, 2014, which were classified in other assets in our condensed consolidated balance sheet as of September 30, 2014. We had no outstanding derivatives at December 31, 2013 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of
	September 30, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	$435	$—

Total derivatives	$435	$—

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		Amount of Loss		Amount of Loss
		Recognized in Income for the		Recognized in Income for the
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated	Location of Gain (Loss)
as Hedging Instruments	Recognized in Income	2014	2013	2014	2013
Interest rate caps	Loss on derivative financial instruments, net	$(104)	$—	$(574)	$—

		$(104)	$—	$(574)	$—

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, over 99% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, over 99% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”). The repurchase agreement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement will be used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar I, L.P. under the repurchase agreement and ancillary transaction documents. The outstanding balance on September 30, 2014 on this facility was approximately $448.3 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth, and require that we maintain minimum levels of debt service coverage and debt yield.

Convertible Senior Notes

On July 7, 2014, we issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes. The sale of the 2019 Convertible Notes generated gross proceeds of $230.0 million and net proceeds of approximately $223.9 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering were used to acquire additional homes and NPLs, to repurchase our common shares of beneficial interest and for general corporate purposes. Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. The 2019 Convertible Notes will mature on July 1, 2019.

The following tables summarize the terms of the 2019 Convertible Notes outstanding as of September 30, 2014 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2019 Convertible Notes	$230,000	3.00%	6.02%	29.9242	07/01/19	4.75	years

	As of	As of
	September 30, 2014	December 31, 2013
Total principal	$230,000	$—
Net unamortized discount	(28,417)	—

Carrying amount of debt components	$201,583	$—

Carrying amount of conversion option equity components recorded in additional paid-in capital	$29,610	$—

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)	We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of 2019 Convertible Notes converted. The if-converted value of the 2019 Convertible Notes does not exceed their principal amount at September 30, 2014 since the closing market price our common shares of $26.01 per share does not exceed the implicit conversion price of $33.42 for the 2019 Convertible Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

The aggregate contractual interest expense was approximately $1.6 million for both the three and nine months ended September 30, 2014. With respect to the amortization of the discount on the liability component of the 2019 Notes, we reported additional non-cash interest expense of approximately $1.2 million, of which $0.1 million was capitalized for both the three and nine months ended September 30, 2014.

Terms of Conversion

The conversion rate applicable to the 2019 Convertible Notes is 29.9242 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to an initial conversion price of approximately $33.42 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the Indenture Agreement dated July 7, 2014 between us and our Trustee, Wilmington Trust, National Association (the “Indenture Agreement”). On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.

We may not redeem the 2019 Convertible Notes prior to the maturity date except to the extent necessary to preserve our status as a real estate investment trust for U.S. federal income tax purposes, as further described in the Indenture Agreement. If we undergo a fundamental change as defined in the Indenture Agreement, holders may require us to repurchase for cash all or any portion of their 2019 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2019 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture Agreement contains customary terms and covenants and events of default. If an event of default occurs and is continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding 2019 Convertible Notes, by notice to us and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the 2019 Convertible Notes to be due and payable. However, in the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization respect to us (as set forth in the Indenture Agreement), 100% of the principal of and accrued and unpaid interest on the 2019 Convertible Notes will automatically become due and payable.

Total Borrowings

As of September 30, 2014, we had total outstanding borrowings of $1.4 billion, of which borrowings under our credit facilities were $1.2 billion and the total recorded amount related to the 2019 Convertible Notes was $201.6 million. During the three and nine months ended September 30, 2014, we incurred $11.9 million and $18.6 million, respectively, in interest expense and capitalized approximately $1.0 million and $1.5 million, respectively, related to this indebtedness. We had no interest expense for the previous corresponding periods of 2013.

As of September 30, 2014, we had approximately $20.3 million in deferred financing costs. We amortize these costs using the effective interest rate method. During the three and nine months ended September 30, 2014, we amortized $2.2 million and $3.8 million of financing costs that were recorded as interest expense in our condensed consolidated statement of operations and $0.2 million and $0.3 million, respectively, was capitalized. As of September 30, 2014, we are in compliance with all of our debt facility requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

The following table summarizes our contractual maturities of our debt as of September 30, 2014 (in thousands).

Year
2014 remainder	$—
2015	448,320
2016	—
2017	764,924
2018	—
Thereafter	230,000

Total	$1,443,244

Note 8. Share-Based Compensation

On January 16, 2014, we adopted: (i) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors and consultants and employees of our external Manager, (ii) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan”), which provides for the issuance of our common shares and common share-based awards to our Manager; and (iii) the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

In connection with the Separation, we granted (1) our Manager 777,574 RSUs and (2) certain employees of our Manager an aggregate of 199,991 of our RSUs. The award of RSUs to our Manager will vest ratably on a quarterly basis over a three-year period ending on April 1, 2017. The awards of RSUs to certain employees of our Manager will vest ratably in three annual installments on January 31, 2015, January 31, 2016 and January 31, 2017. In connection with the Separation, we granted 1,666 of our restricted common shares to each of our five non-executive trustees. These awards of restricted shares vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees. During the nine months ended September 30, 2014, we also granted 4,058 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of $0.1 million.

The following table summarized our RSUs and restricted share awards activity during the nine months ended September 30, 2014:

	Manager Equity Plan		Equity Plan		Non-Executive Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant date		Grant date		Grant date		Grant date
(in thousands, except share and per share amounts)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, February 3, 2014	—	—	—	—	—	—	—	—
Granted	777,574	$30.00	199,991	$30.00	12,388	$28.95	989,953	$29.99
Vested	(129,593)	$30.00	—	$—	(4,058)	$26.80	(133,651)	$29.90
Forfeited	—	$—	(10,333)	$30.00	—	$—	(10,333)	$30.00

Nonvested shares, September 30, 2014	647,981	$30.00	189,658	$30.00	8,330	$28.95	845,969	$29.99

During the three and nine months ended September 30, 2014, respectively, we recorded $2.1 million and $4.6 million of share-based compensation expense on our condensed consolidated statements of operations. There were no share based payments or grants in the corresponding period of 2013 as our shares began trading on February 3, 2014. As of September 30, 2014, $20.7 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 2.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note 9. Related Party Transactions

The accompanying condensed consolidated statements of operations include the following expenses that have been allocated from our Manager for the three and nine months ended September 30, 2014 and from SPT for the corresponding period in 2013 to us. The allocated expenses generally represent (1) certain invoices that our Manager or SPT paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager or SPT that are estimated to have been attributable to us. SPT has not demanded, and does not expect to demand, payment from us for these expenses and, therefore, they were recorded as owner’s contributions; we believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Costs Incurred	Financial Statement Location	2014	2013	2014	2013
General expenses	Statement of operations	$3,526	$4,300	$10,497	$7,762
Property operating and maintenance	Statement of operations	4,311	(212)	11,613	22
Management fee	Statement of operations	4,522	—	11,272	—

Subtotal		12,359	4,088	33,382	7,784
Development costs	Balance sheet-investments in real estate	4,663	—	12,880	—
Leasing costs	Balance sheet-other assets	1,406	—	4,673	—

Total related party costs		$18,428	$4,088	$50,935	$7,784

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

For the three and nine months ended September 30, 2014, respectively, we incurred $13.9 million and $39.7 million of costs. Prior to the Separation, our expenses were allocated to us by SPT. During the three and nine months ended September 30, 2013, management fees allocated to us were $4.1 million and $7.8 million, respectively. As SPT did not seek (and will not seek) reimbursement of these costs, they were recorded as owner’s contribution.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means: (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three and nine months ended September 30, 2014 was $4.5 million and $11.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Fund XI Portfolio Purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI Portfolio”), an entity that certain of our officers had an ownership interest in, for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI Portfolio.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

	September 30, 2014			December 31, 2013
(in thousands, except share and per share data)	SFR	NPL	TOTAL	SFR	NPL	TOTAL
ASSETS
Investments in real estate
Land	$320,379	$—	$320,379	$140,076	$—	$140,076
Building and improvements	1,432,891	—	1,432,891	604,839	—	604,839

Total investment in properties	1,753,270	—	1,753,270	744,915	—	744,915
Less: accumulated depreciation	(25,604)	—	(25,604)	(5,730)	—	(5,730)

Investment in real estate properties, net	1,727,666	—	1,727,666	739,185	—	739,185
Real estate held for sale, net	17,306	—	17,306	10,168	—	10,168

Total investments in real estate, net	1,744,972	—	1,744,972	749,353	—	749,353
Non-performing loans	—	163,922	163,922	—	214,965	214,965
Non-performing loans (fair value option)	—	489,995	489,995	—	—	—
Resident and other receivables, net	1,155	3,895	5,050	1,261	—	1,261
Cash and cash equivalents	73,443	12,201	85,644	38,788	5,825	44,613
Restricted cash	53,965	—	53,965	3,331	—	3,331
Deferred financing costs, net	14,250	1,991	16,241	—	—	—
Other assets	21,698	—	21,698	4,885	—	4,885

Total assets	$1,909,483	$672,004	$2,581,487	$797,618	$220,790	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$764,924	$448,320	$1,213,244	$—	$—	$—
Convertible senior notes, net	201,583	—	201,583	—	—	—
Accounts payable and accrued expenses	50,622	4,324	54,946	22,434	—	22,434
Resident security deposits and prepaid rent	14,694	—	14,694	3,918	—	3,918

Total liabilities	1,031,823	452,644	1,484,467	26,352	—	26,352

Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value—100,000,000 authorized; none issued and outstanding	—	—	—	—	—	—
Common shares, $0.01 par value—500,000,000 authorized; 38,506,041 issued and outstanding as of September 30, 2014, and 1,000 issued and outstanding as of December 31, 2013	385	—	385	—	—	—
Additional paid-in capital	918,284	216,561	1,134,845	802,743	215,524	1,018,267
Accumulated deficit	(41,009)	2,267	(38,742)	(31,477)	3,629	(27,848)

Total common shareholders’ equity	877,660	218,828	1,096,488	771,266	219,153	990,419
Non-controlling interests	—	532	532	—	1,637	1,637

Total equity	877,660	219,360	1,097,020	771,266	220,790	992,056

Total liabilities and equity	$1,909,483	$672,004	$2,581,487	$797,618	$220,790	$1,018,408

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
(in thousands, except share and per share data)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues	$30,366	$—	$30,366	$5,405	$—	$5,405
Other property revenues	1,139	—	1,139	75	—	75
Realized gain on non-performing loans, net	—	1,941	1,941	—	1,418	1,418
Realized gain on loan conversions, net	—	5,791	5,791	—	3,321	3,321

Total revenues	31,505	7,732	39,237	5,480	4,739	10,219
Expenses
Property operating and maintenance	8,796	—	8,796	3,373	—	3,373
Real estate taxes and insurance	5,143	—	5,143	1,046	—	1,046
Mortgage loan servicing costs	—	7,918	7,918	—	1,393	1,393
Non-performing loan management fees and expenses	—	3,508	3,508	—	(145)	(145)
General and administrative	3,357	1,270	4,627	3,398	1,614	5,012
Share-based compensation	1,524	577	2,101	—	—	—
Investment management fees	3,281	1,241	4,522	—	—	—
Separation costs	—	—	—	611	291	902
Acquisition fees expensed and property management engagement costs	217	—	217	—	—	—
Interest expense, including amortization	10,117	1,782	11,899	—	—	—
Depreciation and amortization	9,238	—	9,238	1,826	—	1,826
Finance related expenses and write-off of loan costs	975	359	1,334	—	—	—
Impairment of real estate	341	—	341	78	—	78

Total expenses	42,989	16,655	59,644	10,332	3,153	13,485

Loss before other income, income tax expense and non-controlling interests	(11,484)	(8,923)	(20,407)	(4,852)	1,586	(3,266)

Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	125	—	125	(28)	—	(28)
Unrealized gain on non-performing loans, net	—	13,705	13,705	—	—	—
Loss on derivative financial instruments, net	(104)	—	(104)	—	—	—

Total other income (expense)	21	13,705	13,726	(28)	—	(28)

Loss before income tax expense and non-controlling interests	(11,463)	4,782	(6,681)	(4,880)	1,586	(3,294)
Income tax expense	19	—	19	(41)	—	(41)

Net loss	(11,482)	4,782	(6,700)	(4,839)	1,586	(3,253)
Net income attributable to non-controlling interests	—	(13)	(13)	—	(21)	(21)

Net loss attributable to common shareholders	$(11,482)	$4,769	$(6,713)	$(4,839)	$1,565	$(3,274)

Weighted average shares outstanding—basic and diluted	38,613,270	38,613,270	38,613,270	39,110,969	39,110,969	39,110,969

Net loss per common share
Basic and diluted	$(0.29)	$0.12	$(0.17)	$(0.12)	$0.04	$(0.08)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
(in thousands, except share and per share data)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues	$67,733	$—	$67,733	$9,418	$—	$9,418
Other property revenues	2,508	—	2,508	180	—	180
Realized gain on non-performing loans, net	—	7,141	7,141	—	2,891	2,891
Realized gain on loan conversions, net	—	17,688	17,688	—	3,321	3,321

Total revenues	70,241	24,829	95,070	9,598	6,212	15,810
Expenses
Property operating and maintenance	22,619	—	22,619	5,084	—	5,084
Real estate taxes and insurance	12,754	—	12,754	2,389	—	2,389
Mortgage loan servicing costs	—	17,939	17,939	—	3,771	3,771
Non-performing loan management fees and expenses	—	7,794	7,794	—	2,280	2,280
General and administrative	10,477	3,964	14,441	7,224	3,433	10,657
Share-based compensation	3,308	1,252	4,560	—	—	—
Investment management fees	8,178	3,094	11,272	—	—	—
Separation costs	2,797	746	3,543	611	291	902
Acquisition fees expensed and property management engagement costs	664	—	664	588	—	588
Interest expense, including amortization	12,524	6,066	18,590	—	—	—
Depreciation and amortization	21,954	—	21,954	3,250	—	3,250
Finance related expenses and write-off of loan costs	6,233	542	6,775	—	—	—
Impairment of real estate	2,408	—	2,408	325	—	325

Total expenses	103,916	41,397	145,313	19,472	9,774	29,246

Loss before other income, income tax expense and non-controlling interests	(33,675)	(16,568)	(50,243)	(9,874)	(3,562)	(13,436)

Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	(76)	—	(76)	637	—	637
Unrealized gain on non-performing loans, net	—	17,346	17,346	—	—	—
Loss on derivative financial instruments, net	(574)	—	(574)	—	—	—

Total other income (expense)	(650)	17,346	16,696	637	—	637

Loss before income tax expense and non-controlling interests	(34,325)	778	(33,547)	(9,237)	(3,562)	(12,799)
Income tax expense	504	—	504	167	—	167

Net loss	(34,829)	778	(34,051)	(9,404)	(3,562)	(12,966)
Net income attributable to non-controlling interests	—	(86)	(86)	—	(5)	(5)

Net loss attributable to common shareholders	$(34,829)	$692	$(34,137)	$(9,404)	$(3,567)	$(12,971)

Weighted average shares outstanding—basic and diluted	38,911,505	38,911,505	38,911,505	39,110,969	39,110,969	39,110,969

Net loss per common share
Basic and diluted	$(0.90)	$0.02	$(0.88)	$(0.24)	$(0.09)	$(0.33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(Unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of September 30, 2014, we had executed agreements to purchase an additional 297 homes in separate transactions for an aggregate purchase price of $53.0 million. As of September 30, 2014, we had not contracted to purchase any additional NPLs.

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

Note 12. Subsequent Events

Acquisition of Homes and NPLs

Subsequent to September 30, 2014, we have continued to purchase NPLs and homes. For the period from October 1, 2014 through October 31, 2014, we had acquired an aggregate of 259 additional homes with an aggregate acquisition cost of approximately $47.6 million. Subsequent to September 30, 2014, we purchased one pool of real estate owned (“REOs”) that was associated with a previous NPL pool acquisition for an aggregate acquisition cost of $5.5 million.

Dividend Declaration

On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

Issuance of Convertible Senior Notes

On October 14, 2014, we issued $172.5 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”). The sale of the 2017 Convertible Notes generated gross proceeds of $172.5 million and net proceeds of approximately $167.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering are to be used to acquire additional homes and NPLs, to repurchase our common shares of beneficial interest and for general corporate purposes. Interest on the Convertible Notes will be payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. The Convertible Notes will mature on October 15, 2017.

The conversion rate applicable to the Convertible Notes will initially be 33.2934 common shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $30.04 per common share). The conversion rate for the Convertible Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such an event in certain circumstances.

Repurchase of Common Shares

Subsequent to September 30, 2014, we repurchased 729,600 of our common shares for an aggregate purchase price of $18.3 million.

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

Our Portfolio

As of September 30, 2014, our portfolio consisted of 15,949 owned homes and homes underlying NPLs, including (1) 11,123 homes and (2) 4,826 homes underlying 4,975 NPLs, of which 280 NPLs represent second, third, and unsecured liens. The 4,695 of first lien NPLs have an UPB of $1.03 billion, a total purchase price of $642.5 million and total estimated BPO value of $982.5 million that are secured by liens on 4,552 homes and 143 parcels of land. As of September 30, 2014, our homes that were rent ready for more than 90 days were approximately 99.0% leased, and our homes that were owned by us for 180 days or longer were approximately 94.2% leased.

As of September 30, 2014, we had executed agreements to purchase properties in 297 separate transactions for an aggregate purchase price of $53.0 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Subsequent Acquisition of Homes and NPLs

Subsequent to September 30, 2014, we have continued to purchase NPLs and homes. For the period from October 1, 2014 through October 31, 2014, we had acquired an aggregate of 259 additional homes with an aggregate acquisition cost of approximately $47.6 million. Subsequent to September 30, 2014, we purchased one pool of REOs that was associated with a previous NPL pool acquisition for an aggregate acquisition cost of $5.5 million.

Homes

The following table provides a summary of our portfolio of single-family rentals as of September 30, 2014:

Markets	Number of Homes(1)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home(2)	Aggregate Investment (In millions)	Home Size (Square feet)	Weighted Average Age (Years)	Average Monthly Rent Per Leased Home(3)
Atlanta	2,460	83.7%	$97,656	$122,007	$300.1	1,919	22	$1,161
South Florida	1,935	82.6%	$134,295	$161,280	312.1	1,598	44	$1,581
Houston	1,463	80.3%	$129,165	$143,817	210.4	2,039	25	$1,510
Tampa	1,099	84.2%	$103,930	$122,568	134.7	1,476	40	$1,253
Dallas	1,065	79.3%	$131,621	$150,485	160.3	2,075	22	$1,491
Chicago	553	78.6%	$121,374	$150,030	83.0	1,556	40	$1,665
Denver	483	63.4%	$190,261	$220,329	106.4	1,567	31	$1,739
Southern California	419	85.9%	$235,114	$246,796	103.4	1,628	36	$1,776
Orlando	407	78.6%	$115,844	$136,583	55.6	1,625	36	$1,287
Northern California	253	91.7%	$216,702	$231,207	58.5	1,496	45	$1,744
Phoenix	249	94.8%	$140,091	$158,257	39.4	1,544	39	$1,186
Las Vegas	42	100.0%	$155,717	$167,582	7.0	1,966	27	$1,302

Total / Average	10,428	81.8%	$128,921	$150,643	$1,570.9	1,768	32	$1,425

(1)	Excludes 695 homes that we do not intend to hold for the long-term.
(2)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of September 30, 2014 the average actual renovation costs per renovated home were approximately $23,000.
(3)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of September 30, 2014:

		Homes 90 Days Past Rent Ready			Homes Owned 180 Days or Longer
				Average			Average
	Total			Monthly			Monthly
	Number of	Number of	Percent	Rent per	Number of	Percent	Rent per
Markets	Homes(1)	Homes	Leased	Leased Home(2)	Homes	Leased	Leased Home(2)
Atlanta	2,460	1,748	97.9%	$1,155	1,862	91.2%	$1,144
South Florida	1,935	1,189	99.6%	$1,556	1,461	93.7%	$1,557
Houston	1,463	833	99.8%	$1,491	929	95.2%	$1,485
Tampa	1,099	758	98.7%	$1,249	770	96.1%	$1,233
Dallas	1,065	601	99.2%	$1,457	644	95.3%	$1,447
Chicago	553	363	99.7%	$1,663	346	96.7%	$1,658
Denver	483	177	100.0%	$1,700	224	96.4%	$1,718
Southern California	419	313	98.1%	$1,754	328	97.6%	$1,754
Orlando	407	236	99.6%	$1,281	242	92.1%	$1,295
Northern California	253	209	99.5%	$1,739	218	96.8%	$1,727
Phoenix	249	206	99.0%	$1,179	202	97.0%	$1,186
Las Vegas	42	36	100.0%	$1,308	42	100.0%	$1,302

Total/Average	10,428	6,669	99.0%	$1,402	7,268	94.2%	$1,404

(1)	Excludes 695 homes that we do not intend to hold for the long-term.
(2)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our NPL portfolio as of September 30, 2014:

	Total Loans							Rental Pool Assets(4)
		Total
		Purchase	Total	Total		Purchase	Purchase		Percent of
		Price	UPB	BPO	Weighted	Price as a	Price as a		Total Loans
	Loan	(in	(in	(in	Average	percentage	percentage	Loan	Per
State	Count(1), (2)	millions)	millions)	millions)	LTV(3)	of UPB	of BPO	Count	State
Florida	937	$116.6	$222.9	$181.5	143.9%	52.3%	64.2%	507	49%
Illinois	454	56.9	92.1	85.5	141.7%	61.7%	66.5%	232	23%
California	329	97.4	132.1	146.7	101.4%	73.7%	66.4%	173	16%
New York	307	62.3	107.6	115.7	108.3%	57.9%	53.9%	—	—%
New Jersey	257	37.0	72.0	62.2	141.8%	51.3%	59.5%	12	—%
Arizona	231	20.0	34.2	29.4	190.5%	58.4%	67.9%	12	1%
Wisconsin	206	17.3	24.2	27.3	113.6%	71.6%	63.3%	—	—%
Indiana	185	13.1	18.2	20.2	110.4%	72.2%	65.2%	—	—%
Maryland	185	34.2	53.4	47.0	129.2%	64.1%	72.8%	—	—%
Pennsylvania	152	14.7	22.0	21.2	122.6%	66.7%	69.0%	11	—%
Georgia	121	13.8	21.6	19.4	126.5%	63.8%	71.2%	57	5%
Other	1,331	159.2	228.8	226.4	118.7%	69.6%	70.3%	49	6%

Total / Average	4,695	$642.5	$1,029.1	$982.5	126.7%	62.4%	65.4%	1,053	100%

(1)	Represents first liens on 4,552 homes and 143 parcels of land.
(2)	Excludes 280 unsecured, second, and third liens with an aggregate purchase price of $1.9 million.
(3)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See Note 1 – Organization and Operations for the definition of Rental Pool Assets.

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

Based on our prior experience, we anticipate that, on average, for each non-leased home that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of September 30, 2014, the 7,268 homes we owned for more than 180 days were approximately 94.2% leased which excludes 695 Non-Rental Assets. As of September 30, 2014, the 6,669 homes that were rent ready for more than 90 days were approximately 99.0% leased. After taking possession of a home, management expects the home to be leased/occupied within approximately 110 to 130 days.

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

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 5.5% and 9.7%, respectively, of our NPLs are located as of September 30, 2014 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

We also expect non-rental income from our acquired NPLs that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions such as short sales, third-party sales at foreclosure auctions and SFR sales. For the three and nine months ended September 30, 2014, respectively, we had approximately $5.8 million and $17.7 million and from realized gains on conversion of loans to real estate assets and approximately $1.9 million and $7.1 million of realized gains from loan liquidations where payment of the loan exceeded our basis in the loan or the sales of loans.

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

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, as of September 30, 2014, the joint venture pays Prime a monthly asset management fee equal to 0.167% of the aggregate net asset cost to the joint venture of the then existing Non-Rental Pool Assets.

We are in the process of negotiating an amended and restated joint venture agreement with Prime. We initiated the negotiations and expect that the principal changes to the agreement will include a reduction in the aggregate asset management fees and transfer fees that we pay Prime in connection with the services that Prime provides to the joint venture and changes to the manner in which our and Prime’s distributions from the joint venture, if any, are measured. There can be no assurance that we will amend and restate the joint venture agreement with Prime as described above or at all.

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

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we will pay the fees described in Note 9–Related Party Transactions–Reimbursement of Costs.

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

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease and is recorded in other assets in our condensed consolidated balance sheets.

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

In evaluating our held-for-sale and held-for-use assets, we determined that certain properties were impaired, which resulted in an impairment charge of $0.3 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively. We recorded an impairment charge of $2.4 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

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

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our purchases of NPLs during the nine months ended September 30, 2014.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. For the three and nine months ended September 30, 2014 and 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in- lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as gains from the conversion of loans into real estate in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss.

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

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the nine months ended September 30, 2014, we increased our home portfolio by 5,652 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of September 30, 2014 and December 31, 2013.

	As of September 30,	As of December 31,
(dollar amounts in thousands)	2014	2013
Homes acquired, net	11,123	5,471
NPLs acquired, net	4,975	1,714

Total	16,098	7,185

Cost basis of acquired homes(1)	$1,770,617	$755,083
Carrying value of acquired NPLs	653,917	214,965

Total	$2,424,534	$970,048

(1)	Excludes accumulated depreciation related to investments in real estate as of September 30, 2014, and December 31, 2013, of $25.6 million and $5.7 million, respectively, as well as excludes accumulated depreciation on assets held for sale as of September 30, 2014 and December 31, 2013 of $41,000 and zero, respectively.

Results of operations

Recent Developments

Developments During the Third Quarter of 2014

•	During the three months ended September 30, 2014, we purchased 4 pools of NPLs for $308.7 million.

Subsequent Events

•	On October 14, 2014, we issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes.

•	On October 15, 2014, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of September 30, 2014.

•	On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

•	Refer to Note 12—Subsequent Events, for further discussion.

Revenues

	Three Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands)	2014	2013	Change	Change
Rental revenue	$30,366	$5,405	$24,961	462%
Other property revenue	1,139	75	1,064	1,419%
Realized gain on non-performing loans, net	1,941	1,418	523	37%
Realized gain on loan conversions, net	5,791	3,321	2,470	74%

Total revenues	$39,237	$10,219	$29,018	284%

	Nine Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands)	2014	2013	Change	Change
Rental revenues	$67,733	$9,418	$58,315	619%
Other property revenues	2,508	180	2,328	1,293%
Realized gain on non-performing loans, net	7,141	2,891	4,250	147%
Realized gain on loan conversions, net	17,688	3,321	14,367	433%

Total revenues	$95,070	$15,810	$79,260	501%

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

We converted $40.1 million and $12.2 million in NPLs into $57.8 million and $15.6 million in real estate assets during the nine months ended September 30, 2014 and 2013, respectively. We recorded gains of $5.8 million and $17.7 million for the three and nine months ended September 30, 2014, respectively, and $3.3 million for both the three and nine months ended September 30, 2013 on these conversions. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively. The increase in net gains over the corresponding periods of $0.5 million and $4.3 million was driven by acquisitions of NPLs during the first nine months of 2014.

Expenses

	Three Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands)	2014	2013	Change	Change
Property operating and maintenance	$8,796	$3,373	$5,423	161%
Real estate taxes and insurance	5,143	1,046	4,097	392%
Mortgage loan servicing costs	7,918	1,393	6,525	468%
Non-performing loan management fees and expenses	3,508	(145)	3,653	(2,519)%
General and administrative	4,627	5,012	(385)	(8)%
Share-based compensation	2,101	—	2,101	N/A
Investment management fees	4,522	—	4,522	N/A
Separation costs	—	902	(902)	(100)%
Acquisition fees expensed and property management engagement costs	217	—	217	N/A
Interest expense, including amortization	11,899	—	11,899	N/A
Depreciation and amortization	9,238	1,826	7,412	406%
Finance related expenses and write-off of loan costs	1,334	—	1,334	N/A
Impairment of real estate	341	78	263	337%

Total expenses	$59,644	$13,485	$46,159	342%

	Nine Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands)	2014	2013	Change	Change
Property operating and maintenance	$22,619	$5,084	$17,535	345%
Real estate taxes and insurance	12,754	2,389	10,365	434%
Mortgage loan servicing costs	17,939	3,771	14,168	376%
Non-performing loan management fees and expenses	7,794	2,280	5,514	242%
General and administrative	14,441	10,657	3,784	36%
Share-based compensation	4,560	—	4,560	N/A
Investment management fees	11,272	—	11,272	N/A
Separation costs	3,543	902	2,641	293%
Acquisition fees expensed and property management engagement costs	664	588	76	13%
Interest expense, including amortization	18,590	—	18,590	N/A
Depreciation and amortization	21,954	3,250	18,704	576%
Finance related expenses and write-off of loan costs	6,775	—	6,775	N/A %
Impairment of real estate	2,408	325	2,083	641%

Total expenses	$145,313	$29,246	$116,067	397%

Property Operating and Maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third party management fees and expenses allocated to us from our Manager. During the three and nine months ended September 30, 2014, property operating and maintenance expense increased by $5.4 million and $17.5 million, respectively, from the prior corresponding periods from increases related to our portfolio growth on leased and unleased properties.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is market ready. During the three and nine months ended September 30, 2014, real estate taxes and insurance increased $4.1 million and $10.4 million, respectively, as compared to the corresponding period of 2013. This increase related to the growth of our portfolio of homes that are market ready.

Mortgage Loan Servicing Costs

During the three months ended September 30, 2014 and 2013, we incurred mortgage loan servicing costs of approximately $7.9 million and $1.4 million, respectively, which represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the nine months ended September 30, 2014 months and 2013, we incurred mortgage loan servicing costs of approximately $17.9 million and $3.8 million, respectively. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily comprised of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three months ended September 30, 2014, these expenses increased $3.7 million over the corresponding prior year period due to increased pursuit costs and acquisitions of NPLs. Increased pursuit costs and acquisitions of NPLs also contributed to the $5.5 million increase incurred during the nine months ended September 30, 2014 over the prior year.

General and Administrative and Other Expenses

General and administrative expenses are primarily composed of allocated expenses from our Manager (See Note 9-Related Party Transactions), as well as standard professional costs such as audit fees, taxes, etc. We also incurred $4.5 million and $11.3 million of management fees expense from our Manager during the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2014, our general and administrative expense decreased $0.4 million from the corresponding period of 2013. This fluctuation was driven by nonrecurring costs incurred in 2013 associated with the transition to our Manager’s platform, coupled with reductions in costs in 2014 achieved through operational efficiencies, internal reorganizations, and greater economies of scale. When compared to the corresponding period in 2013, general and administrative expense increased by $3.8 million during the nine months ended September 30, 2014 due to allocated expenses from our Manager as well as increases in our overall portfolio size of homes and NPLs.

As part of the Separation, we incurred $0.9 million in costs for both the three and nine months ended September 30, 2013 which consisted primarily of legal and other professional service costs.

As discussed in Note 8-Share-Based Compensation, we adopted the Equity Plan, Manager, Equity Plan, and Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2014 resulted in an increase of share-based compensation cost for the three and nine months ended September 30, 2014 of $2.1 million and $4.6 million, respectively, over the corresponding periods in 2013.

Acquisition Fees Expensed and Property Management Engagement Costs

Our acquisition fees expensed and property management engagement costs for the three and nine months ended September 30, 2014 have increased $0.2 million and $0.1 million, respectively, over the corresponding periods in 2013 as a result of increased acquisition activity during the three months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and nine months ended September 30, 2014, depreciation and amortization increased $7.4 million and $18.7 million, respectively, from the corresponding period in 2013, primarily as a result of the increased number of properties being acquired and placed in service.

Finance Related Expenses and Interest Expense

During the three and nine months ended September 30, 2014, we incurred $11.9 million and $18.6 million, respectively, in interest expense, and $1.3 million and $6.8 million in finance related expenses (refer to Note 7—Debt). We did not engage in any financing activities during the three and nine months ended September 30, 2013.

Impairment

We evaluate our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended September 30, 2014, we recorded $0.3 million of impairment expense related to our real estate assets as compared to $0.1 million for the corresponding period of 2013. During the nine months ended September 30, 2014, we recorded $2.4 million of impairment expense as compared to $0.3 million for the corresponding period of 2013.

Other income and expense

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net, as well as loss on derivative financial instruments, net. During the three and nine months ended September 30, 2014, these activities resulted in income, net of gains and losses, of $13.7 million and $16.7 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our shareholders. Our near- term liquidity requirements consist primarily of purchasing our target assets, investing in our homes to get them ready for their intended use and making distributions to our shareholders as necessary to comply with the REIT requirements.

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

On July 7, 2014, we issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes. The sale of the 2019 Convertible Notes generated gross proceeds of $230.0 million and net proceeds of approximately $223.9 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering were used to acquire additional homes and NPLs, to repurchase our common shares of beneficial interest and for general corporate purposes. Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. The 2019 Convertible Notes will mature on July 1, 2019. The carrying value of the 2019 Convertible Notes as of September 30, 2014 is $201.6 million.

On June 13, 2014, SFR Borrower, a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our single-family rental homes, entered into an Amended and Restated Master Loan and Security Agreement evidencing our $1.0 billion SFR Facility with a syndicate of financial institutions led by Citibank, N.A. as administrative agent. The credit facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender. The outstanding balance on this facility as of September 30, 2014 was approximately $764.9 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature than may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of LIBOR plus a spread which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of their business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

In connection with the SFR Facility, we provided a limited guaranty and recourse indemnity with respect to specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants and a full guaranty in the event that SFR Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. Availability under the SFR Facility is limited by a formula equal to the lower of 60% of the SFR Borrower’s acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO.

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

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, over 99% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, over 99% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG. The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement will be used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar LP under the repurchase agreement and ancillary transaction documents. The outstanding balance on September 30, 2014 on this facility was approximately $448.3 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth, and require that we maintain minimum levels of debt service coverage and debt yield.

In addition, we expect to strategically liquidate a significant portion of our investments. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which intended strategy is to convert the NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $475.8 million as of September 30, 2014, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On October 15, 2014, our board of trustees paid a quarterly dividend of $0.14 per common share, or $5.5 million to shareholders of record at the close of business on September 30, 2014. On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014. Any future distributions payable are indeterminable at this time.

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations for the nine months ended September 30, 2014 and 2013, were reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $1.4 billion for the nine months ended September 30, 2014 due primarily to the $808.4 million and $167.2 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $486.5 million spent on new NPLs and proceeds from the sale of loans of $4.5 million. Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non- controlling interests. We also had $21.6 million of proceeds from the liquidation of NPLs.

Our net cash provided in financing activities of $1.5 billion for the nine months ended September 30, 2014 resulted primarily from our net borrowings on our debt facilities, which totaled $1.2 billion, as well as our offering of the 2019 Convertible Notes, which provided gross proceeds of $230.0 million. We paid approximately $25.3 million in gross financing fees which have been deferred and are being amortized as interest expense using the effective interest rate method. Additionally, we wrote off $5.0 million in existing unamortized financing costs in conjunction with the extinguishment of the Citi Facility. We also received capital contributions as a result of the Separation in the amount of $128.3 million.

As of December 31, 2013, all of the homes acquired by us were purchased with equity contributed from SPT. For our purchase of the 707 homes from Fund XI on March 3, 2014 for $144.0 million, we used proceeds from our $1.0 billion credit facility. Our recent acquisitions of NPL pools for $308.7 million were purchased with proceeds from our $500.0 million warehouse facility.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations as of June 30

(in millions)	September 30, 2014	2015	2016	2017	2018	Thereafter	Total
Home purchase obligations(1)	$53.0	$—	$—	$—	$—	$—	$53.0
SFR Facility	—	—	—	764.9	—	—	764.9
Master Repurchase Agreement	—	448.3	—	—	—	—	448.3
2019 Convertible Notes	—	—	—	—	—	230.0	230.0

	$53.0	$448.3	$—	$764.9	$—	$230.0	$1,496.2

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 12-Subsequent Events to our condensed consolidated financial statements.

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with FFO as defined by the NAREIT White Paper and is adjusted for: share-based compensation, non-recurring costs associated with the Separation, certain acquisition fees expensed and property management engagement costs, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items as applicable.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of FFO and Core FFO for the three and nine months ended September 30, 2014 and the corresponding period of 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Reconciliation of net loss to FFO(1)
Net loss attributable to common shareholders	$(6,713)	$(3,274)	$(34,137)	$(12,971)
Add (deduct) adjustments to net loss to get to FFO:
Depreciation and amortization on real estate assets	9,238	1,826	21,954	3,250
Impairment on depreciated real estate investments	15	—	15	—
Gain on sales of previously depreciated investments in real estate	(27)	—	(27)	—
Non-controlling interests	13	21	86	5

Subtotal—FFO	2,526	(1,427)	(12,109)	(9,716)
Add (deduct) adjustments to FFO to get to Core FFO:
Share-based compensation	2,101	—	4,560	—
Separation costs	—	902	3,543	902
Acquisition fees expensed and property management engagement costs	217	—	664	588
Write-off of loan costs	—	—	5,032	—
Loss on derivative financial instruments, net	104	—	574	—
Amortization of derivative financial instruments cost	(81)	—	(131)	—
Severance expense	355	—	355	—
Non-cash interest expense related to amortization on convertible senior notes	1,048	—	1,048	—

Core FFO	$6,270	$(525)	$3,536	$(8,226)

Core FFO per share	$0.16	$(0.01)	$0.09	$(0.21)
Weighted average FFO shares	38,613,270	39,110,969	38,911,505	39,110,969

(1)	Commencing with the three months ended June 30, 2014, we have changed our definition of Core FFO to include adjustments related to share-based compensation and exclude adjustments related to acquisition pursuit costs. Core FFO is a non-generally accepted accounting principle (“GAAP”) measure.

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

We currently borrow funds at variable rates using secured financings. At September 30, 2014, we had $1.2 billion of variable rate debt outstanding, of which $600.0 million is protected by interest rate caps. The estimated aggregate fair market value of this debt was $1.2 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the repurchases of common shares during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities

Calendar month in which purchases were made:	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2014 to July 31, 2014	381,700	$26.21	$10,004	$137,094
August 1, 2014 to August 31, 2014	—	$—	$—	$137,094
September 1, 2014 to September 30, 2014	120,872	$26.03	$3,146	$133,948

Total repurchases for the three months ended September 30, 2014	502,572	$26.16	$13,150	$133,948

(1)	All purchases were made as part of the share repurchase program authorized on April 24, 2014.
(2)	Includes related transaction fees.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: November 12, 2014	By:	/s/ Gary Beasley
Gary Beasley
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Douglas Brien
Douglas Brien
Co-Chief Executive Officer

Date: November 12, 2014	By:	/s/ Nina Tran
Nina Tran
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2014	By:	/s/ John Farias
John Farias
Chief Accounting Officer

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

4.1	Indenture, dated as of July 7, 2014, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed July 7, 2014)

4.2	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed July 7, 2014))

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document