Form 10-K
period 2014-12-31
Starwood Waypoint Residential Trust
filed 2015-03-06
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the voting shares held by non-affiliates was $1.0 billion based on the last reported sales price of our common shares on the New York Stock Exchange on June 30, 2014.

As of February 25, 2015, there were 37,839,086 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2015.

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

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under Item 1A. Risk Factors included in this Annual Report on Form 10-K;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the rental home market specifically, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve NPLs;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to effectively manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	the potential internalization of our Manager (as defined below);

ii

•	our relationships with Starwood Capital Group (as defined below) and our Manager, and their ability to retain qualified personnel;

•	potential conflicts of interest with Starwood Capital Group, our Manager, the Waypoint Manager (as defined below) and the Waypoint Legacy Funds (as defined below);

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

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

iii

PART I

Item 1.	Business.

Except where the context suggests otherwise, the terms “company,” “we,” “us,” and “our” refer to Starwood Waypoint Residential Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Residential Partnership, L.P., a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “our Manager” refers to SWAY Management, LLC, a Delaware limited liability company, our external manager; the term “SPT” refers to Starwood Property Trust, Inc., our parent company prior to the Separation (as defined below); the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including our Manager, other than us; the term “Waypoint Manager” refers to Waypoint Real Estate Group HoldCo, LLC (and its predecessors), together with all affiliates and subsidiaries; and the term the term “Waypoint Legacy Funds” refers to DC Real Estate Fund II, LP, Wiel Brien Fund III, LP, Wiel Brien Fund IV, LP, Wiel Brien Fund IV-A, LP, Wiel Brien SCFF Fund I, LP, Waypoint Fund I, LP, Waypoint Fund I-A, LP, Waypoint Fund II-A, LP, Waypoint /GI Venture, LLC and DC Real Estate Group, LLC.

Our Company

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of NPLs at significant discounts to their most recent broker price opinion (“BPO”), which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including multiple listing services (“MLS”) listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase NPLs provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

We were formed in May 2012 as a wholly-owned subsidiary of SPT. On January 31, 2014 (the “Distribution Date”), SPT completed the spin-off of us to its stockholders (the “Separation”). Its stockholders received one of our common shares for every five shares of SPT common stock held at the close of business on January 24, 2014, and SPT no longer holds any of our common shares. In connection with the Separation, approximately 39.1 million of our common shares were issued. We conduct our business through our operating partnership, in which we own, directly and indirectly, a 100% interest. Our wholly-owned subsidiary is the sole general partner of our operating partnership.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the operating partnership units (“OP units”) in our operating partnership.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

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

On the Distribution Date, our Manager acquired an advanced, technology driven operating platform that provides the backbone for deal sourcing, property underwriting, acquisitions, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes (the “Waypoint platform”). The Waypoint platform was developed by members of the Waypoint executive team, who became members of our Manager’s executive team on the Distribution Date. The Waypoint executive team began operating homes in January 2009 to bring institutional practices to a highly fragmented real estate asset class and, since that time, have actively developed a scalable technology platform for home rentals, referred to as Compass. In addition to the executive team, all the employees of the Waypoint Manager became employees of our Manager as of the Distribution Date. We did not acquire the Waypoint Manager, the Waypoint Legacy Funds or the assets of the Waypoint Legacy Funds as part of our acquisition of the Waypoint platform; however, we did acquire 707 homes from Waypoint Fund XI, LLC, a fund managed by the Waypoint Manager, subsequent to the Separation.

As of December 31, 2014, our Manager maintained 13 regional offices and nine resident service centers. The regional offices house our Manager’s regional officers, local acquisitions and construction teams, and, if applicable, our Manager’s local marketing and leasing, property management and repairs and maintenance teams. The resident service centers serve as localized customer-facing offices aimed at ensuring resident satisfaction and retention, as well as to integrate all local operations. Our Manager expects to continue opening additional resident service centers as we scale in our target markets.

Our Manager and Starwood Capital Group have agreed that neither they nor any entity controlled by Starwood Capital Group (including SPT) will sponsor or manage any U.S. publicly traded entity (other than us) that invests primarily in single-family residential rental homes or single-family NPLs for so long as the Management Agreement is in effect and our Manager and Starwood Capital Group are under common control.

The Waypoint Manager has agreed that the Waypoint Legacy Funds will not acquire additional homes and will not acquire single-family NPLs, subject to certain limited exceptions.

Proprietary Technology

We believe that achieving consistent operational excellence is crucial to the success of acquiring, renovating, leasing and managing a geographically dispersed portfolio of homes and acquiring NPLs. The backbone of our Manager’s operations is formed by a proprietary technology system, which we refer to as Compass, that has been continually refined and enhanced. The executive team specifically designed Compass to be intuitive to employees across all functional areas. Compass is built on a cloud-based operating platform powered by leading technology companies, including Salesforce.com and Google, which provides our Manager with the ability to quickly achieve scalability, security and redundancy in a cost-effective manner.

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

Our Portfolio

As of December 31, 2014, our portfolio consisted of 16,825 owned homes and homes underlying NPLs, including (1) 12,326 homes and (2) 4,499 homes underlying 4,621 NPLs, of which 232 NPLs represent second, third, and unsecured liens. As of December 31, 2014, the 4,389 of first lien NPLs had an unpaid principal balance (“UPB”) of $968.7 million, a total purchase price of $610.3 million and total BPO value of $932.2 million and were secured by liens on 4,271 homes and 118 parcels of land. As of December 31, 2014, our homes that were “rent ready” (as defined below) for more than 90 days were approximately 98.6% leased, and our homes that were owned by us for 180 days or longer were approximately 93.4% leased. References to “rent ready homes” refer to homes that have both completed renovations and been deemed, pursuant to an inspection from one of our agents, to be in a condition to be rented. Our policy is to have the agent perform this inspection promptly after the renovations have been completed.

As of December 31, 2014, we executed agreements to purchase 240 homes in separate transactions for an aggregate purchase price of $41.4 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Segment Reporting

We are focused primarily on acquiring single-family rental homes and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our two Co-Chief Executive Officers, who view our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our consolidated statements of operations associated with our NPL segment. Amounts in the prior year were included in other income in our consolidated statements of operations. Current and prior amounts previously shown as other income were reclassified to conform to our current period presentation and are presented as realized gain on non-performing loans, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations. We believe revenues associated with our NPL business segment represents a separate segment of our operations and were a primary source of revenue for our business during 2014. See Item 8. Financial Statements and Supplementary Data, Note 11 – Segment Reporting included in this Annual Report on Form 10-K for financial information concerning our segments.

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2014:

Markets	Stabilized Homes(1)	Non- Stabilized Homes	Number of Homes(2)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home(3)	Aggregate Investment (in millions)	Average Home Size (square feet)	Weighted Average Age (years)	Average Monthly Rent Per Leased Home(4)
Atlanta	2,360	156	2,516	89.8%	$99,237	$123,786	$311.5	1,921	22	$1,175
South Florida	1,825	315	2,140	84.4%	$139,274	$165,286	353.7	1,598	44	$1,599
Houston	1,291	309	1,600	81.2%	$130,781	$146,512	234.4	2,048	25	$1,515
Dallas	1,008	257	1,265	79.8%	$136,415	$155,740	197.0	2,116	21	$1,519
Tampa	1,076	143	1,219	87.0%	$104,727	$123,746	150.8	1,472	40	$1,261
Chicago	496	111	607	79.2%	$120,692	$150,089	91.1	1,568	39	$1,652
Denver	386	209	595	66.2%	$195,117	$222,759	132.6	1,576	31	$1,752
Orlando	384	99	483	77.6%	$115,859	$137,273	66.3	1,605	36	$1,284
Southern California	388	59	447	82.1%	$238,291	$251,300	112.3	1,641	36	$1,812
Northern California	250	4	254	94.9%	$217,100	$231,347	58.8	1,495	45	$1,742
Phoenix	248	1	249	94.4%	$139,466	$158,261	39.4	1,544	39	$1,185
Las Vegas	42	—	42	92.9%	$156,411	$167,582	7.0	1,966	27	$1,316

Total / Average	9,754	1,663	11,417	83.8%	$131,862	$153,711	$1,754.9	1,773	32	$1,439

(1)	We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.
(2)	Excludes 909 homes that we do not intend to hold for the long-term.
(3)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2014, the average actual renovation costs per renovated home were approximately $23,200.
(4)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of December 31, 2014:

		Homes 90 Days Past Rent Ready			Homes Owned 180 Days or Longer
Markets	Total Number of Homes(1)	Number of Homes	Percent Leased	Average Monthly Rent Per Leased Home(2)	Number of Homes	Percent Leased	Average Monthly Rent Per Leased Home(2)
Atlanta	2,516	2,004	98.8%	$1,171	2,283	92.8%	$1,166
South Florida	2,140	1,340	98.8%	$1,564	1,731	95.1%	$1,586
Houston	1,600	955	98.7%	$1,502	1,143	91.7%	$1,495
Dallas	1,265	826	98.9%	$1,498	909	91.7%	$1,483
Tampa	1,219	906	99.1%	$1,262	965	95.7%	$1,257
Chicago	607	452	97.8%	$1,659	453	93.4%	$1,660
Denver	595	220	99.5%	$1,724	342	94.4%	$1,751
Orlando	483	331	97.0%	$1,292	330	93.3%	$1,291
Southern California	447	341	94.4%	$1,794	377	90.7%	$1,786
Northern California	254	225	100.0%	$1,745	244	95.5%	$1,742
Phoenix	249	229	99.1%	$1,185	247	94.3%	$1,186
Las Vegas	42	36	100.0%	$1,312	42	92.9%	$1,316

Total / Average	11,417	7,865	98.6%	$1,415	9,066	93.4%	$1,423

(1)	Excludes 909 homes that we do not intend to hold for the long-term.
(2)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of December 31, 2014:

	Total Loans							Rental Pool Assets(4)
State	Loan Count(1),(2)	Total Purchase Price (in millions)	Total UPB (in millions)	Total BPO (in millions)	Weighted Average LTV(3)	Purchase Price as a Percentage of UPB	Purchase Price as a Percentage of BPO	Loan Count	Percent of Total Loans Per State
Florida	843	$107.0	$200.7	$166.5	139.1%	53.3%	64.3%	472	47.8%
Illinois	415	53.3	86.4	78.8	144.7%	61.7%	67.6%	218	22.1%
California	312	93.6	125.3	140.0	100.2%	74.7%	66.9%	162	16.4%
New York	306	62.2	106.6	118.1	104.5%	58.4%	52.7%	—	0.0%
New Jersey	238	34.1	66.5	59.2	133.8%	51.3%	57.6%	—	0.0%
Arizona	195	17.2	30.0	23.9	194.7%	57.2%	71.8%	11	1.1%
Wisconsin	183	15.8	21.7	24.6	113.7%	72.5%	64.0%	—	0.0%
Maryland	178	33.8	52.1	45.9	127.5%	64.8%	73.6%	—	0.0%
Indiana	173	12.5	17.0	18.6	111.0%	73.4%	67.1%	—	0.0%
Pennsylvania	133	12.4	19.0	18.1	125.4%	65.3%	68.7%	—	0.0%
Georgia	116	12.9	20.5	17.3	132.4%	63.1%	74.4%	54	5.5%
Other	1,297	155.5	222.9	221.2	118.6%	69.8%	70.4%	71	7.1%

Total / Average	4,389	$610.3	$968.7	$932.2	125.3%	63.0%	65.5%	988	100.0%

(1)	Represents first liens on 4,271 homes and 118 parcels of land.
(2)	Excludes 232 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.7 million.
(3)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See Item 1. Business—Prime Joint Venture included in this Annual Report on Form 10-K for the definition of Rental Pool Assets.

Our Business Strategy

Home Acquisition

We acquire homes in our target markets through a variety of acquisition channels, including foreclosure auctions, online auctions, brokers, MLS, short sales and bulk purchases from institutions or investor groups. We use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We continue to seek expansion of our acquisition channels. Acquisitions may be financed from various sources, including proceeds from the sale of equity and debt securities, retained cash flow, our credit facilities or the issuance of common units in our operating partnership.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. Our target markets include: Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago Illinois; Dallas and Houston, Texas; Denver, Colorado; Southern California; Northern California; and Phoenix, Arizona. We identify and pursue individual home acquisition opportunities through a number of sources, including MLS listings, our Manager’s strategic relationships in our target markets, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other single-family home rental companies, government sponsored enterprises, private investors and other financial institutions. We believe that favorable prevailing home prices coupled with the potential to purchase NPLs provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

Our current target markets are illustrated below:

Our Manager seeks to continue to build our high-quality, diversified portfolio of homes, one home at a time, through local team members who are experts in their markets. In doing so, our Manager generally focuses on acquiring homes meeting targeted return objectives with the following characteristics: (1) desirable locations; (2) three or more bedrooms; (3) two or more bathrooms; and (4) underwritten price range of $75,000 to $350,000. We expect that certain homes our Manager will purchase will be outside of these parameters, and these parameters may be revised by us from time to time.

Our Manager’s executive team has extensive experience buying, renovating, leasing and managing homes of diverse vintages. While many of our competitors focus primarily on newer homes, our Manager’s executive team has had success buying and renovating both newer and older homes, with the latter often benefiting from higher quality construction, better proximity to employment and transportation and superior school districts. Many of these more established neighborhoods were developed first for a reason: they are in desirable locations. Our Manager’s executive team experience has demonstrated that it is generally not the age of the house that most influences long-term maintenance costs. Rather, such costs are often more impacted by the condition and remaining useful life of the building systems (such as electrical, heating, ventilation and air conditioning (“HVAC”), roofing and plumbing systems). Our Manager’s executive team has found that when these systems are addressed comprehensively during the initial renovation, the result can be an attractive, well located home in an established neighborhood that can be very desirable for families, creating strong leasing demand.

Acquisition of NPLs

We acquire portfolios of NPLs. The quantity of NPLs remains substantial as a result of a backlog in the foreclosure process. We believe this dynamic results in opportunities to purchase large pools of NPLs. Upon our acquisition of these loans, we may seek to (1) convert the loans into homes that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell the loans at higher prices if circumstances warrant. Although acquiring homes through the foreclosure or other resolution process of loans may involve more effort and risk than acquiring homes directly, we believe that we are compensated for such effort and risk through a lower cost basis for homes acquired in this manner.

We utilize and develop strategic relationships to assist us in identifying and foreclosing on or disposing of NPLs. We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which holds all of our NPLs. Prime, in accordance with our instructions (which are based in part on the use of certain of our Manager’s analytic tools), identifies potential NPL acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. To the extent the joint venture holds any homes (either as the result of the joint venture’s conversion of NPLs to homes or the joint venture’s acquisition of homes) that we, in our sole and absolute discretion, have determined not to sell through the joint venture, we are permitted to direct, and intend to direct, the joint venture to transfer such homes to us. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers.

Acquisition Sourcing and Property Management Arrangements

Our Manager currently utilizes strategic relationships with regional and local partners to exclusively assist us in identifying individual home acquisition opportunities within our target parameters in our target markets. In addition, in markets where we do not own a large number of homes, our Manager utilizes strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. Our Manager compensates our regional and local partners and property management companies directly based on negotiated market rates, and such compensation will constitute a reimbursable expense under the Management Agreement.

Home Renovation

Most homes we acquire require some level of renovation before they are in “rent ready” condition. Our Manager’s construction managers are responsible for managing the day-to-day operations of our home renovation process. This includes the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. At least one construction manager is assigned to each region in which our Manager operates and, depending on the volume of work in the region, may receive additional in-house support from our Manager’s construction administration personnel. This in-house team manages a network of over 100 independent general and specialty contractors located in the various markets.

Compass plays a critical role in the home renovation process. Independent general contractors, with which our Manager has relationships, have restricted access to Compass in order to review scope of work requests, submit bids and receive bid awards. Our Manager typically receives multiple bids on each scope of work it posts, which helps ensure competitive pricing. Our Manager also uses Compass to help develop cost estimates by drawing on its database of historical material and labor costs in each of our target markets. Further, Compass allows for real-time management reporting of costs, renovation time, quality, deliveries and general contractor performance.

While minimizing costs is an essential component of our renovation strategy, we believe that making informed and necessary up-front renovations not only attracts quality residents and enhances rental rates but also reduces future maintenance expense and generally increases the long-term value of a home. Our Manager’s executive team has developed proprietary policies and procedures to guide employees to make good value judgments during the renovation process.

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

Our Manager has contractual relationships with some of its most important vendors, including Home Depot, Sherwin Williams, Mohawk Carpets and United Capital, among others, to obtain favorable pricing terms and to achieve consistency in the quality and availability of the products it uses. We receive rebates from some of these vendors when our Manager or its contractors purchase products from them for our projects.

The majority of the costs required to renovate a home to our Manager’s standards are spent on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. Our Manager also makes targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

Marketing and Leasing

Our Manager utilizes a fully integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. Our Manager’s marketing teams actively source leads through various channels, including yard signs, third-party websites (Craigslist.org, Trulia.com, Hotpads.com, Zillow.com and Rentals.com), MLS, e-mail marketing, social media and more traditional, geographically-targeted print campaigns, including direct mail in established regions and classified advertising in Spanish-language print. In addition, our Manager showcases our available homes on our website, which is integrated with Compass to ensure that available homes are marketed from the moment they are “rent ready.” Each visit to the website deepens our Manager’s knowledge of prospective residents’ preferences, allowing it to adapt its targeted messaging at each stage of the decision process to more fully engage potential leads. Our Manager’s marketing team focuses on improving lead volume and quality, and continually monitors and analyzes lead volume and quality from each marketing channel relative to actual leasing opportunities and conversions.

Leads are funneled to our Manager’s internal leasing teams who work to qualify the leads and identify potential residents. Our Manager’s lead scoring system is used to efficiently cultivate, prioritize and qualify leads. Our Manager maintains a centralized call center in Oakland and regional staff in several other markets. The internal leasing team is the first point of contact with prospective residents, placing calls to leads who have inquired about homes through one or more marketing channels and answering incoming calls. The internal leasing teams focus on understanding a prospective resident’s interests and needs, and demonstrate the features and benefits of our differentiated product and service offerings.

Home Services

We believe that home maintenance is essential not only to protecting our homes but also to ensuring resident satisfaction and retention. Our Manager’s repairs and maintenance program leverages Compass and our Manager’s in-house team of experienced and knowledgeable industry personnel to deliver a high level of service not typically seen in the home management industry.

Our residents have the option to submit home maintenance requests in one of three ways—by phone, online through a designated resident portal (“Waypoint Navigator”) or in person at one of our Manager’s regional offices or resident service centers. Upon submitting a home maintenance request, the resident receives a confirmation date with one of our Manager’s dedicated maintenance personnel. If our Manager does not have the in-house capability to resolve a maintenance problem, our Manager dispatches a scope of work description with a pre-determined pricing structure to our Manager’s pre-approved list of independent general contractors, who then schedule an appointment with the resident. We are focused on ensuring that our residents’ maintenance concerns are resolved quickly and efficiently. Compass is utilized to manage our residents’ maintenance requests and to track their path to resolution. Compass is also used to schedule and route our repair and maintenance specialist every day, ensuring that their daily drive time is minimized and that they are servicing the greatest possible number of residents. In addition, Waypoint Navigator, which is supported by Compass, allows our residents to schedule and confirm their own appointments with repair and maintenance specialists and track their maintenance requests.

Our Manager’s employees include experienced and knowledgeable industry personnel across a variety of trades, who are trained to assess maintenance problems, draft scopes of work, estimate costs and negotiate pricing with vendors. Our Manager also trains its employees in customer service skills so that they are equipped to interface with our residents directly. Our Manager internalizes all aspects of its home maintenance and repair functions in each of its markets. By having an in-house maintenance and repairs team, our Manager is better able to control the scope of work as well as costs.

Our Financing Strategy

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets and to increase our potential return on shareholder equity. In determining to use leverage, our Manager assesses a variety of factors, including the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity.

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

See Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K for further detailed discussion of our financing activities as of December 31, 2014.

Prime Joint Venture

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. We and Prime formed the joint venture for the purposes of: (1) acquiring pools or groups of NPLs and homes either (A) from the sellers who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) through foreclosure, deed-in-lieu of foreclosure or other similar process; (2) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. Prime has contributed less than 1.26% of the cash equity to the joint venture (the “Prime Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in the Waypoint platform), identifies potential NPL acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns a one-time fee from us (the “Prime Transfer Fee”), equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P. (the “Amended JV Partnership Agreement”)) of the NPLs and homes we designate as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired:

(1)	prior to March 1, 2014 was 3%; and

(2)	on or after March 1, 2014 is:

(a)	2.5% if disposition or resolution occurs prior to the earlier of (i) the date that is two months prior to the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the date that is the end of 80% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset);

(b)	2% if disposition or resolution occurs within the longer of the period that is: (i) the two months before through the two months following the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the period commencing during the final 20% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset) and ending an equal number of days after the related expected disposition date; or

(c)	1% if disposition occurs later than the end of the longer of the periods in the foregoing clause (b) for such asset.

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, the joint venture pays Prime a monthly asset management fee in arrears for all Non-Rental Pool Assets acquired:

(1)	prior to March 1, 2014 equal to 0.167% of the aggregate net asset cost to the joint venture of such assets then existing; and

(2)	on or after March 1, 2014 equal to:

(a)	if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or less, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.0833% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (a)(i) minus (iii) the pro rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month; or

(b)	if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or more, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.05% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (b)(i) minus (iii) the pro rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month.

Prime’s portion of all cash flow or income distributions from the joint venture with respect to Non-Rental Pool Assets is calculated and distributed based upon defined subsets of Non-Rental Pool Assets referred to as “Legacy Acquisitions” (assets acquired prior to March 1, 2014) and “New Acquisition Tranches” (sequential groupings of assets acquired on or after March 1, 2014 aggregating to $500 million or greater in each case). Prime’s portion of cash flow or income is distributed in the following order and priority with respect the Legacy Acquisitions and each New Acquisition Tranche as follows: (1) Prime’s Percentage Interest until we and Prime realize through distributions a 10% IRR (as defined in the Amended JV Partnership Agreement) on such Legacy Acquisitions or a New Acquisition Tranche, as applicable; (2) 20% of any remaining distributable funds until we and Prime realize through distributions a cumulative 20% IRR on such Legacy Acquisitions or a New Acquisition Tranche, as applicable; and (3) 30% of any remaining distributable funds from such Legacy Acquisitions or a New Acquisition Tranche, as applicable. Notwithstanding the foregoing, the Amended JV Partnership Agreement provides that (so long as sufficient cash flow exists) we realize a minimum aggregate distributions of a cumulative 10% IRR, and if such minimum aggregate distribution level is not realized pursuant to the distribution order and priority described in the prior sentence, Prime’s cash flow is reduced to permit us to realize such minimum aggregate distribution level. All other funds distributed by the joint venture with respect to Non-Rental Pool Assets are distributed to us.

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

Investment Guidelines

Our board of trustees has adopted the following investment guidelines:

•	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes.

•	Investments shall be made in single-family rental homes and single-family NPLs.

•	Until appropriate investments can be identified, we may invest the proceeds of offerings of our equity or debt securities in interest-bearing short-term investments that are consistent with our intention to qualify as a REIT.

•	Any new target metropolitan statistical area or the entry into any joint venture relationship requires the approval of our Manager’s investment committee.

•	Any investment or series of related investments by us in excess of $10.0 million and any transaction involving NPLs requires the approval of our Manager’s investment committee.

•	Any investment or series of related investments by us in excess of $35.0 million (or, if greater, 5% of our average market capitalization over the preceding fiscal quarter) requires the approval of our board of trustees.

•	Any purchase by a non-approved joint venture partner requires approval of our Manager’s investment committee.

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

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our homes even if we no longer own such homes. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors included in this Annual Report on Form 10-K.

Competition

In acquiring our homes and NPLs, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, single-family home rental companies and other entities. Many of our competitors are larger and have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and NPLs that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows.

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

Upon completion of the Separation, we did not acquire the Waypoint Legacy Funds, or the assets thereof. The Waypoint Manager has agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire single-family NPLs, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

REIT Qualification

We intend to operate and to be taxed as a REIT for federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code of 1986, as amended (the “Code”), provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”);

•	the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer,” which will occur at the end of the fiscal year that we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

General Information

Our principal corporate offices are located at 1999 Harrison St., Oakland, CA 94612 and our telephone number is (510) 250-2200. Our website address is www.starwoodwaypoint.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may obtain a free copy of these reports in the “Investors, Company Information, Governance Documents” and “Investors, SEC Filings” sections of our website, www.starwoodwaypoint.com. The reports filed with the SEC are also available at www.sec.gov.

Item 1A.	Risk Factors.

Risks Related to Our Business, Properties and Growth Strategies

We are employing a new and untested business model with a limited track record, which may make our business difficult to evaluate.

Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property management companies. Our investment strategy involves purchasing a large number of homes and NPLs and leasing homes to suitable residents. No peer companies exist with an established track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may materially and adversely affect us and cause the value of our common shares to decline. We can provide no assurance that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of generating attractive risk-adjusted returns for our shareholders.

We are a recently formed company with a limited operating history, and we may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our shareholders.

We were formed in May 2012 and have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and business and growth strategies as described in this Annual Report on Form 10-K. Our Manager’s executive team only began managing the particular assets in our portfolio upon completion of the Separation on the Distribution Date. In addition, our Manager significantly changed the way our operations are managed upon completion of the acquisition of the Waypoint platform on the Distribution Date. As a result, an investment in our common shares may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our shareholders, and you could lose all or a portion of the value of your ownership in our common shares. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

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

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of homes and NPLs that we acquire may decline substantially after we purchase them.

We intend to continue to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent past, which could adversely impact anticipated yields.

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

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We plan to continue acquiring homes and NPLs as long as we believe such assets offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities, and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced, and the value of our common shares may decline.

We will rely on a joint venture with Prime, an entity managed by Prime Finance, with respect to our NPL acquisitions, and, if our relationship with Prime is terminated, we may not be able to replace Prime on favorable terms in a timely manner, or at all.

Prime, in accordance with our instructions (which, are based in part on the use of certain of our Manager’s analytic tools), identifies potential NPL acquisitions for our joint venture with Prime and coordinates the acquisition, resolution or disposition of any such NPLs for the joint venture. Maintaining our relationship with Prime will be critical for us to effectively run our business. Our Manager may not be successful in maintaining our relationship with Prime. If our partnership with Prime terminates and our Manager is unable to obtain a replacement or if Prime fails to provide quality services with respect to our NPLs, our ability to acquire, resolve or dispose of our NPLs would be adversely affected, which would have a material adverse effect on us and cause the value of our common shares to decline.

Our investments are and will continue to be concentrated in our target markets and in the single-family homes sector of the real estate industry, which exposes us to downturns in our target markets or in the single family homes sector.

Our investments in homes and NPLs are and will continue to be concentrated in our target markets and in the single-family homes sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our target markets may have a greater impact on the value of our homes and NPLs or our operating results than if we had more fully diversified our investments. While we have limited experience in this sector, we believe that there may be some seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our target markets. We base a substantial part of our business plan on our belief that homes and NPLs values and operating fundamentals for homes in these markets will improve significantly over the next several years. However, each of these markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent homes and NPLs values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets persists or if we fail to accurately predict the timing of economic improvement in these markets, the value of our homes and NPLs could decline and our ability to execute our business plan may be adversely affected, which could adversely affect us and cause the value of our common shares to decline.

Competition in identifying and acquiring homes and NPLs could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.

Our profitability will depend, to a large extent, on our ability to acquire homes on an individual basis and/or in portfolios and NPLs at attractive prices that we can successfully convert into rental homes. Traditionally, foreclosed homes and loans in respect of homes in pre-foreclosure were sold individually to private home buyers and small scale investors. The entry into this market of large, well-capitalized institutional investors, including us, is a relatively recent trend. Several other REITs and private funds have recently deployed, or are expected to deploy, significant amounts of capital to the acquisition of homes and may have investment objectives that overlap with ours. In acquiring our homes and NPLs, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, single-family home rental companies and other entities. Many of our competitors are larger and have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and NPLs that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objective or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common shares to decline.

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

The supply of NPLs may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for NPLs may increase, which could materially and adversely affect us.

As a result of the economic crisis in 2008, there has been an increase in supply of NPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into distressed or non-performing status on their residential mortgage loans. In addition, the prices at which NPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of NPLs in the marketplace. For these reasons, along with the general improvement in the economy, the supply of NPLs that we may acquire may decline over time, and such decline could materially and adversely affect us.

Mortgage loan modification programs and future legislative action may adversely affect the number of available homes and NPLs that meet our investment criteria.

The U.S. government, through the Federal Reserve, the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures and may decrease the supply of homes and NPLs that meet our investment criteria. The pace of residential foreclosures is subject to numerous factors. Recently, there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions also have been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012. As part of this approximately $25.0 billion settlement, a portion of the settlement funds will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations.

It is expected that the settlement will help many homeowners to avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies that were not among the five included in the initial $25.0 billion settlement will agree to similar settlements that will further reduce the supply of homes in the process of foreclosure or NPLs.

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect real estate owned (“REO”) inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and states generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. The increase in the number of foreclosures since 2007 has led legislatures in many states to consider modifications to foreclosure laws to restrict and reduce foreclosures. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. Further, foreclosed owners and their legal representatives, including some prominent and well-financed law firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed homes and NPLs available to us for purchase and may call into question the validity of our title to homes acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a home purchased by us, an increase in litigation and property maintenance costs incurred with respect to homes obtained through foreclosure, or delays in stabilizing and leasing such homes promptly after acquisition.

Compliance with governmental laws, regulations and covenants that are applicable to our homes may adversely affect our business and growth strategies.

Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers, may restrict our use of our homes and may require us to obtain approval from local officials or community standards organizations at any time with respect to our homes, including prior to acquiring any of our homes or when undertaking renovations of any of our existing homes. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common shares to decline.

NPLs may have a particularly high risk of loss, and we cannot assure you that we will be able to generate attractive risk-adjusted returns.

In addition to the direct acquisition of homes, we purchase pools of NPLs, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Under current market conditions, it is likely that many of these loans will have current LTV ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If we are not able to convert these loans into homes, dispose of these loans or address the issues concerning these loans or if we are unable to do so without significant expense, we may incur significant losses. There are no limits on the percentage of NPLs we may hold. Any loss we incur may be significant and could have a material adverse effect on us and cause the value of our common shares to decline.

Our profitability with respect to NPLs will often depend on our ability to rapidly convert these loans into income generating homes through the foreclosure process, which can be an expensive and lengthy process. See “-Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.”

In addition, certain NPLs that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated; the recourse to the selling institution and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on homes operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

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

If we find it necessary to liquidate NPLs for any reason, we may experience losses upon the sale of these investments. We cannot predict whether we will be able to sell the loans for the prices or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find willing purchasers and to close the sale of loans. If we are unable to sell loans when we determine to do so or if we are prohibited from doing so, we could be materially and adversely affected.

In addition, the federal government and numerous state governments have enacted various consumer protection laws and regulations that are designed to discourage predatory lending and servicing practices, including laws and regulations related to “high-cost mortgages” and “higher-priced mortgage loans” supervised and enforced by the Consumer Financial Protection Bureau. Violation of such consumer protection laws by the originators or servicers of the NPLs we acquire could subject us as an assignee or, after acquisition, servicer to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees and servicers of high cost mortgage loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If we are found to have violated such consumer protection laws, we could suffer reputational damage and incur losses that could materially and adversely impact our business, financial condition and results of operations.

The acquisition of homes or NPLs may be costly and unsuccessful, and, when acquiring portfolios of homes or NPLs, we may acquire some assets that we would not otherwise purchase (including loans that constitute “high-cost mortgage loans”).

Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition to the direct acquisition of homes, we purchase pools of NPLs, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. When acquiring homes on an individual basis through foreclosure sales or other transactions, these acquisitions of homes may be costly and may be less efficient than acquisitions of portfolios of homes. Alternatively, portfolio acquisitions are more complex than single-home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes or NPLs as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes or NPLs be purchased as a package even though we may not want to purchase certain individual assets in the portfolio. For example, in connection with acquiring a group of NPLs, one or more such loans may constitute a high-cost mortgage or higher-priced mortgage loan. Such loans may have failed to comply with applicable consumer protection laws when originated or while being serviced prior to our acquisition. Although we attempt to modify such loans, we may not be able to do so effectively or at all, which could pose operational, reputational and legal risks that may materially and adversely affect us. As of December 31, 2014, our portfolio of approximately 4,621 NPLs included less than 50 high-cost mortgage loans.

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

Our evaluation of homes and NPLs involves a number of assumptions that may prove inaccurate, which could result in us paying too much for any such assets we acquire or overvaluing such assets or such assets failing to perform as we expect.

In determining whether particular homes and NPLs meet our investment criteria, we make a number of assumptions, including, in the case of homes, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for homes or NPLs we acquire or overvalue such assets, or our homes and NPLs may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer homes or NPLs qualifying under our investment criteria, including assumptions related to our ability to lease homes or foreclose on NPLs we have purchased. Reductions in the supply of homes or NPLs that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the homes that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire homes that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such homes is fundamental to our success. In addition, the recent market and regulatory environments relating to homes and residential mortgage loans have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the time period between the acquisition of, and the leasing of, a home. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect us.

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

When we acquire a portfolio of homes or NPLs, we may not be permitted, or it may not be feasible for us, to perform on-site inspections of all or any of the homes in the portfolio (or underlying the loans in the portfolio) prior to our acquisition of the portfolio. As a result, the value of any such homes or NPLs could be lower than we anticipated at the time of acquisition, and/or such homes could require substantial and unanticipated renovations prior to their conversion into rental homes.

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

Under a Florida statutory scheme implemented by certain Florida jurisdictions, a violation of the relevant building codes, zoning codes or other similar regulations applicable to a property may result in a lien on that property and all other properties owned by the same violator and located in the same county as the property with the code violation, even though the other properties might not be in violation of any code. Until a municipal inspector verifies that the violation has been remedied and any applicable fines have been paid, additional fines accrue on the amount of the lien and lien may not be released, in each case even at those properties that are not in violation. As a practical matter, it might be possible to obtain a release of these liens without remedying the home in violation through other methods, such as payment of an amount to the relevant county, although no assurance can be given that this will necessarily be an available option or how long such a process would take.

Vacant homes could be difficult to lease, which could adversely affect our revenues.

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

Our leases are relatively short-term in nature, typically one to two years and in certain cases month-to-month, which exposes us to the risk that we may have to re-lease our rental homes frequently and we may be unable to do so on attractive terms, on a timely basis or at all. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rental rates more quickly than if our leases were for longer terms. In addition, to the extent that a potential resident is represented by a leasing agent, we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one to two years, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires. If the rental rates for our rental homes decrease or our residents do not renew their leases, we could be materially and adversely affected.

Many factors impact the single-family residential rental market, and if rents in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our home and NPL acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Occupancy levels and rental rates have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in their homes that were purchased prior to the housing market downturn;

•	declining real estate values that have challenged the traditional notion that homeownership is a stable investment;

•	the unprecedented level of vacant housing comprising the REO inventory held for sale by banks; and

•	government-sponsored entities and other mortgage lenders or guarantors.

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

Our ability to promptly foreclose upon defaulted residential mortgage loans and, in certain cases, where appropriate, seek alternative resolutions for the underlying homes plays a critical role in our valuation of the homes and NPLs in which we invest and our expected return on those investments. We expect the timeline to convert acquired NPLs into homes will vary significantly by loan. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process.

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

Numerous residents’ rights and consumers’ rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified below and the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

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

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our Manager’s employees and third-party service providers in our offices and on our networks and website and on third-party vendor networks. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. Despite our security measures and those of our third-party vendors, our information technology and such infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect us.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common shares.

Our business is highly dependent on the communications and information systems of the Waypoint platform, our Manager and Starwood Capital Group. Any failure or interruption of these systems could cause delays or other problems in our investment, leasing and management activities, which could have a material adverse effect on us and cause the value of our common shares to decline. See “—Risks Related to Our Relationships with Starwood Capital Group, Our Manager, Prime, SPT, the Waypoint Manager and the Waypoint Legacy Funds. The interruption of our Manager’s ability to use Compass may have an adverse impact on our business.”

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

Our operating results are subject to risks generally incident to the ownership and rental of real estate, many of which are beyond our control, including, without limitation:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	declines in the value of residential real estate;

•	overall conditions in the housing market, including:

•	macroeconomic shifts in demand for rental homes;

•	inability to lease or re-lease homes to residents timely, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures or other costs;

•	uninsured damages; and

•	increases in property taxes and insurance costs;

•	pace of residential foreclosures;

•	level of competition for suitable rental homes;

•	terms and conditions of purchase contracts;

•	costs and time period required to convert acquisitions to rental homes;

•	changes in interest rates and availability of permanent mortgage financing that may render the acquisition of any homes difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	the short-term nature of most residential leases and the costs and potential delays in re-leasing;

•	availability of new government programs to reduce foreclosure rates or facilitate a recovery in the housing market;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	limitations imposed upon us by government sponsored enterprises or other sellers on our ability to sell certain of our rental homes during a specified time period;

•	disputes and potential negative publicity in connection with the eviction of an existing resident at one of our homes;

•	damage to a rental home caused by a current or former resident;

•	overbuilding;

•	changes in laws;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	casualty or condemnation losses;

•	fraud by borrowers, originators and/or sellers of mortgage loans;

•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;

•	the geographic mix of our assets;

•	the cost, quality and condition of assets we are able to acquire; and

•	our ability to provide adequate management, maintenance and insurance.

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

We attempt to ensure that all of our homes are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our homes incurs a casualty loss that is not fully covered by insurance, the value of our homes will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these homes and could potentially remain obligated under any recourse debt associated with the homes. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a home after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed home. Any such losses could adversely affect us and cause the value of our common shares to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our shareholders may be limited.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our homes and NPLs. Illiquidity for NPLs may result from the absence of an established market for the NPLs, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. When we sell any of our assets, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of assets to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional homes or NPLs;

•	repaying debt, if any;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

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

Risks Related to Our Relationships with Starwood Capital Group, Our Manager, Prime, SPT, the Waypoint Manager and the Waypoint Legacy Funds

We are dependent on Starwood Capital Group, our Manager, Prime, and their key personnel who provide services to us, and we may not find a suitable replacement for our Manager or Starwood Capital Group if the Management Agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. All of our executive officers are executives of our Manager. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. Our Manager also oversees the services of Prime with respect to our NPLs. The departure of any of the officers or key personnel of our Manager or Prime could have a material adverse effect on our performance.

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

We may have conflicts of interest with Starwood Capital Group and SPT.

We are subject to conflicts of interest arising out of our relationships with Starwood Capital Group, including our Manager, and SPT, our former parent company.

Pursuant to the co-investment and allocation agreement among our Manager, Starwood Capital Group and us, our Manager and Starwood Capital Group have agreed that neither they nor any entity controlled by Starwood Capital Group (including SPT) will sponsor or manage any U.S. publicly traded entity (other than us) that invests primarily in single-family residential rental homes or single-family NPLs for so long as the Management Agreement is in effect and our Manager and Starwood Capital Group are under common control. However, our Manager and Starwood Capital Group and their respective affiliates may sponsor or manage (1) a U.S. publicly traded entity (including SPT) that invests generally in real estate assets, including rental homes or single-family NPLs, so long as any such entity does not invest primarily in single-family residential rental homes or single-family NPLs, or (2) a private or foreign entity that invests primarily in single-family residential rental homes or single-family NPLs; provided that, in each case, Starwood Capital Group will adopt a policy that either (a) provides for the fair and equitable allocation of investment opportunities between any such entity and us or (b) provides us the right to co-invest with any such entity, in each case subject to the suitability of each investment opportunity for any such entity and us and any such entity’s and our availability of cash for investment. As a result, we may compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group, or we may not be presented with a particular opportunity. Some of the members of our Manager’s investment committee would likely be responsible for selecting investments for these vehicles, and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

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

Pursuant to the fund documents of the Starwood Private Real Estate Funds, if a proposed investment is (1) to be made by any investment vehicle (including us or SPT) managed by an entity controlled by Starwood Capital Group, (2) to be made in equity or debt interests relating to real estate and (3) expected (by the manager of the entity proposing to make the investment), at the time such investments is made, to produce an IRR in excess of 14%, which we refer to as a Starwood Real Estate Fund Allocation Investment, then the Starwood Private Real Estate Funds collectively will have the right to invest 25% of the equity capital proposed to be invested in such Starwood Real Estate Fund Allocation Investment.

Pursuant to the co-investment and allocation agreement among our Manager, Starwood Capital Group and us, if an investment proposed to be made by any of Starwood Capital Group or its affiliates (including the Starwood Private Real Estate Funds) (each, a “Starwood Party”) or us consists of single-family rental homes and/ or single-family NPLs (or a portfolio that contains equity interests relating to real estate, if our Manager determines that more than 50% of the aggregate anticipated investment returns from the portfolio are expected to come from single-family rental homes and/or single-family NPLs), we will have the right to invest at least 75% of the equity capital proposed to be invested in such investment.

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

Upon completion of the Separation, we did not acquire the Waypoint Legacy Funds, or the assets thereof. The Waypoint Manager has agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire single-family NPLs, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

We may have other conflicts of interest with the Waypoint Manager and the Waypoint Legacy Funds.

We are subject to conflicts of interest arising out of certain of our officers and trustees and our Manager’s officers’ relationships with the Waypoint Manager and the Waypoint Legacy Funds. Each of Gary M. Beasley, our Co-Chief Executive Officer; Douglas R. Brien, our Co-Chief Executive Officer; Colin T. Wiel, our Chief Investment Officer; Nina A. Tran, our Chief Financial Officer; S. Ali Nazar, our Chief Experience Officer; and

Tamra D. Browne, our General Counsel and Secretary, continues to own an indirect beneficial ownership interest in the Waypoint Manager. These individuals, as well as other employees of our Manager on whom we rely, could make substantial profits as a result of opportunities or management resources allocated to the Waypoint Legacy Funds or entities other than us, and they may have greater financial incentives tied to the success of such entities than to us. In addition, the obligations of our Manager and its officers and personnel to engage in other business activities, including for Starwood Capital Group or the Waypoint Manager, may reduce the time that our Manager and its officers and personnel spend managing us. For instance, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our executive officers and other of our Manager’s personnel and the resources of our Manager will also be required by the Waypoint Legacy Funds. In such situations, we may not receive the level of support and assistance that we would receive if we were internally managed.

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

Our Manager has acquired the Waypoint platform but did not acquire the Waypoint Manager. Through one or more affiliates, the Waypoint Manager (1) is owned by certain members of our Manager’s executive team and other third parties and (2) is permitted to continue to manage the assets and properties of the Waypoint Legacy Funds and to collect and retain for the Waypoint Manager’s sole account the net fee income and promoted interests in such entities. To facilitate these efforts, appropriate Waypoint Manager affiliates have been granted, during the duration of the Waypoint Legacy Funds’ existence, (1) a license to use the technology and operational platform and knowhow of our Manager and (2) in order to assist in the operation of homes owned by the Waypoint Legacy Funds, access to the employees that our Manager retained upon completion of the Separation. The Waypoint Manager does not have any employees of its own. Any expenses, including personnel and employee costs related to the Waypoint Manager or the Waypoint Legacy Funds, incurred by our Manager are either reimbursed by the Waypoint Manager at actual cost or covered (in whole or in part) pursuant to an agreed upon arrangement with the Waypoint Manager. The fees that we pay to our Manager are not reduced in connection with any reimbursement of our Manager by the Waypoint Manager or the Waypoint Legacy Funds.

In contrast to many publicly traded REITs owning more traditional real estate asset classes or real estate-related securities portfolios, we believe that the success of our business will require a significantly higher level of hands-on, day-to-day attention from our Manager’s employees. Because the Waypoint Manager will have access to the employees of our Manager, such employees will have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our Manager’s employees could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy and/or our results of operations.

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our executive officers and four of our eight trustees are executives of our Manager. The Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of trustees in following or declining to follow its advice or recommendations or, if applicable, that of Starwood Capital Group Management, L.L.C. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates and members and the officers, holders, directors and personnel of our Manager and its affiliates and members will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and members and the officers, holders, directors and personnel of our Manager and its affiliates and members with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with the Starwood related parties, including SPT, our former parent company, or the Waypoint related parties, we have adopted a policy that specifically addresses some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent trustees is required to approve (1) any purchase of our assets by any of the Starwood related parties or any of the Waypoint related parties and (2) any purchase by us of any assets of any of the Starwood related parties or any of the Waypoint related parties, there is no assurance that this policy will adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Parties currently, and additional competing vehicles in the future, may participate in some of our investments. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since all of our executive officers also executives of our Manager, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

The interruption of our Manager’s ability to use Compass may have an adverse impact on our business.

Our Manager’s operations are dependent upon Compass, which includes certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components of Compass are dependent upon third-party providers and a significant portion of our Manager’s business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though our Manager believes it utilizes appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our Manager’s third-party providers could negatively impact our operations.

We incur significant costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers and employees in addition to the management fee payable to our Manager.

We incur significant costs associated with reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers and employees in addition to the management fee we pay our Manager. We may not be able to cover such costs or to be profitable, which could have a material adverse effect on us.

Our Manager is still building its operational expertise and infrastructure, and our Manager is dependent upon new employees to manage and operate our homes.

Our Manager continues to hire new employees to provide a variety of services and establishing mutually beneficial relationships with third-party service providers. As we grow and expand into new markets, our Manager will need to hire and train additional employees, and may elect to hire additional third-party resources. In addition, our Manager continually evaluates and improves infrastructure and processes including those related to our Manager’s initial investment, construction and renovation, repairs and maintenance, residential management and leasing, brand development, accounting systems and billing and payment processing.

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

Our Manager is authorized to follow very broad investment guidelines. Our board of trustees periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to, review all of our proposed investments, except if the investment is in excess of $35.0 million (or, if greater, 5% of our average market capitalization over the preceding fiscal quarter). In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets it may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us and cause the value of our common shares to decline. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our shareholders.

Risks Related to Sources of Financing

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders.

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets and to increase our potential return on shareholder equity. In determining to use leverage, our Manager assesses a variety of factors, including the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities, other bank or capital markets debt financing, if available, or securitizations, depending on market conditions. We may consider seller financing if available from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives and capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees.

As of December 31, 2014, we have entered into the following debt transactions (see Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K for a description of these transactions):

•	$1.0 billion secured revolving credit facility. As of December 31, 2014, $441.2 million had been drawn on the secured revolving credit facility.

•	$500.0 million master repurchase agreement. As of December 31, 2014, $454.2 million had been drawn on the master repurchase agreement.

•	On July 7, 2014, we issued $230.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).

•	On October 14, 2014, we issued $172.5 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”).

•	On December 19, 2014, we completed our first securitization transaction, which involved the issuance and sale in a private offering of single-family rental pass-through certificates issued by a trust established by us. The certificates represent beneficial ownership interests in a $531.0 million loan secured by a portfolio of 4,095 homes. Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 homes and the total proceeds of securitization to $502.5 million. The outstanding balance on this transaction as of December 31, 2014 was $526.8 million.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt which is likely to result in acceleration of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•	we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distributions to our shareholders, operations and capital expenditures, future acquisition opportunities, or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of homes and/or NPLs on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our homes and/or NPLs that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and cause the value of our common shares to decline.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to employ portfolio financing primarily, to utilize credit facilities or other bank or capital markets debt financing, if available, and securitizations, depending on market conditions. We may consider seller financing if available from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity. As of December 31, 2014, we have accessed various financing sources as described in the prior risk factor.

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

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets and, on a more prolonged basis, the securitization market. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the recent volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

Our financing arrangements contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders.

The financing arrangements that we have entered into contain (and those we may enter into in the future likely will contain) covenants affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our shareholders and otherwise affect our distribution and operating policies. See Item 1. Business—Our Financing Strategy included in this Annual Report on Form 10-K for a description of these facilities and their covenants. If we fail to meet or satisfy any of these covenants in our debt agreements, we will be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. In addition, debt agreements entered into in the future may contain specific cross-default provisions with respect to other specified indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, we could be materially and adversely affected.

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

The Convertible Notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

The Convertible Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure our debt will be available to pay obligations on the Convertible Notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding. The indentures governing the Convertible Notes will not prohibit us from incurring additional senior debt or secured debt, nor will it prohibit any of our subsidiaries from incurring additional liabilities. For example, nothing in the Convertible Note indentures or the Convertible Notes would prohibit our operating partnership from incurring indebtedness that would rank structurally senior to the Convertible Notes.

The Convertible Notes are our obligations only, and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.

The Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to service our debt, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change; our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely common shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or to pay the cash amounts due upon conversion of the Convertible Notes. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by future agreements governing our indebtedness. The failure to repurchase Convertible Notes at a time when the repurchase is required by the Convertible Note indentures or to pay any cash due and payable on the Convertible Notes as required by the Convertible Note indentures would constitute a default under the indentures. A default under the Convertible Note indentures or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments thereon.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely common shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under generally accepted accounting principles in the United States (“GAAP”), an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes, and that original issue discount is amortized into interest expense over the term of the Convertible Notes using an effective yield method. As a result, we will initially be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Convertible Notes’ face amount over the term of the Convertible Notes and because of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common shares and the trading price of the Convertible Notes. Under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the Convertible Notes are accounted for as if the number of our common shares that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected.

Holders of Convertible Notes will not be entitled to any rights with respect to our common shares, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes our common shares.

Holders of Convertible Notes will not be entitled to any rights with respect to our common shares (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common shares) prior to the conversion date relating to the Convertible Notes (if we have elected to settle the relevant conversion by delivering solely our common shares (other than paying cash in lieu of delivering any fractional share), which we refer to as physical settlement) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and our common shares in respect of the relevant conversion, which we refer to as combination settlement), but holders of Convertible Notes will be subject to all changes affecting our common shares. For example, if an amendment is proposed to our declaration of trust or bylaws requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Convertible Notes (if we have elected to physical settlement) or the last trading day of the relevant observation period (if we have elected combination settlement), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common shares.

Securitization markets have undergone significant periods of significant dislocation and we might not be able to access the securitization market for capital in the future.

On December 19, 2014, we completed our first securitization transaction, which involved the issuance and sale in a private offering of single-family rental pass-through certificates issued by a trust established by us. The certificates represent beneficial ownership interests in a $531.0 million loan secured by a portfolio of 4,095 homes operated as rental properties contributed by us from our portfolio of homes to a newly-formed special purpose subsidiary, which then entered into the loan agreement. We retained the $26.6 million Class G certificates. Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 homes and the total proceeds of securitization to $502.5 million. The outstanding balance on the loan as of December 31, 2014 was $526.8 million. The global economy recently experienced a significant recession and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions on the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alterative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of this financing option.

In the United States, Europe and elsewhere, following the financial crisis, there is increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures and/or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these could limit our access to securitization as a source of financing. This increased regulation could also alter the structure of securitizations in and could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives of participating in securitizations.

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

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the trading symbol “SWAY.” However, there can be no assurance that an active trading market for our common shares will be maintained. Accordingly, no assurance can be given as to the ability of our shareholders to sell their common shares or the price that our shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business or growth strategies or prospects;

•	actual or perceived conflicts of interest with our Manager, Starwood Capital Group, SPT, the Waypoint Manager, the Waypoint Legacy Funds and individuals, including our executives;

•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Starwood Capital Group’s key personnel;

•	the process surrounding and the impact of the potential internalization of our Manager;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common shares, if we have begun to make distributions to our shareholders, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

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

There may be future dilution of our common shares as a result of additional issuances of our securities, which could adversely impact our share price.

Our board of trustees is authorized to, among other things, authorize the issuance of additional common shares or the issuance of preferred shares or additional securities convertible or exchangeable into equity securities (including OP units), without shareholder approval. Future issuances of our common shares or preferred shares or securities convertible or exchangeable into equity securities may dilute the ownership interest of our existing shareholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities units to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future issuances, which may dilute the existing shareholders’ interests in us. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares. Also, we cannot predict the effect, if any, of future sales of our common shares, or the availability of shares for future sales, on the market price of our common shares. Sales of substantial amounts of our common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

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

Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to convert the homes and NPLs we acquire into rental homes and to rent our homes at the rates we anticipate;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of our portfolio; and

•	defaults under or contractual restrictions in any lending or financing arrangement that we enter into.

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

Offerings of additional debt or equity securities, which rank senior to our common shares, may adversely affect the market price of our common shares.

If we decide to issue additional debt or equity securities in the future, which rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any additional convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their share holdings in us.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland real estate investment trusts may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares of beneficial interest or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares of beneficial interest) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting shares of beneficial interest and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person). This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of trustees does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

The “unsolicited takeover” provisions of the MGCL that are applicable to Maryland real estate investment trusts permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain provisions as long as we have a class of equity securities registered under the Exchange Act and at least three independent trustees. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.

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

Certain provisions in the indentures governing the Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the Convertible Notes and the related indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a makewhole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Our declaration of trust provides that, subject to the rights of holders of any series of preferred shares, a trustee may only be removed for cause upon the affirmative vote of holders entitled to cast at least two-thirds of the votes entitled to be cast in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control of us that is in the best interests of our shareholders.

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

We are organized as a holding company that conducts its businesses primarily through wholly-owned (and, in one case, over 99% owned) subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

We expect that our NPL owning subsidiaries will rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All, or substantially all, of our NPLs are fully and exclusively secured by real property with a LTV ratio of less than 100%. As a result, we believe our NPLs that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any NPLs with a LTV ratio of greater than 100%, we may classify, depending on guidance from the SEC staff, such loans in whole as real estate-related assets or classify only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets.

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

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold NPLs through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

Among other reduced requirements available to us, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common shares may be adversely affected.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and potentially state and local taxes, which would reduce the cash available for distribution to our shareholders.

We intend to operate and to be taxed as a REIT for federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

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

The rule against re-electing REIT status following a loss of such status would also apply to us if SPT fails to qualify as a REIT, and we are treated as a successor to SPT for U.S. federal income tax purposes. Although SPT represented to us at the time of the Separation that it had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT and covenanted to us that it would use its reasonable best efforts to maintain its REIT status for each of SPT’s taxable years ending on or before December 31, 2014 (unless SPT obtained an opinion from a nationally recognized tax counsel or a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that SPT ’s failure to maintain its REIT status would not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such representation and covenant will prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from SPT, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if SPT were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against SPT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic shareholders that are individuals, trusts, and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code. From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (4) make a taxable distribution of shares of beneficial interest as part of a distribution in which shareholders may elect to receive shares (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common shares.

The share ownership limit imposed by the Code for REITs and our declaration of trust may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our declaration of trust, with certain exceptions, authorizes our board of trustees to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine appropriate in order to conclude that we will not lose our status as a REIT under the Code. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our declaration of trust are determined based on the ownership at any time by any “person,” which term includes entities. These ownership limitations in our declaration of trust are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might otherwise be in the best interest of our shareholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes, such as mortgage recording taxes. Many jurisdictions impose real property transfer taxes or recording fees on transfers of real property in a foreclosure, by a deed-in-lieu of foreclosure or by similar process, and make the transferee either jointly liable with the transferor for the tax or fee, or liable for the tax or fee in the event the transferor fails to pay it. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our shareholders.

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

Our ability to dispose of homes and NPLs during the first few years following their acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any homes or NPLs we own, directly or through any subsidiary entity, but excluding any TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than “foreclosure property” as defined in the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. To avoid the prohibited transaction tax, we may choose not to engage in certain sales at the REIT level, even though such sales might otherwise be beneficial to us. For example, we may be required to conduct acquisitions or dispositions through a TRS, which would be subject to federal corporate income tax, and our ownership of which would also be subject to certain limitations. While we intend to conduct our business to avoid the prohibited transactions tax and, where appropriate, the corporate income tax, there can be no assurance that the IRS will agree with our determinations, and that we will not be subject to the prohibited transactions tax or the corporate income tax on sales of property.

Re-characterization of leases as financings transactions may negatively affect us.

While we generally intend to use reasonable commercial efforts to structure any lease transaction so that the lease will be characterized as a “true lease,” with us treated as the owner and lessor of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any lease transaction is challenged and re-characterized as a seller-financed conditional sale transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. In addition, if we enter such transactions at the REIT level, in the event of re-characterization, the REIT could be subject to prohibited transaction taxes. Finally, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year and require us to pay deficiency dividends, interest and penalty taxes in order to maintain REIT status.

We may experience differences in timing between the recognition of taxable income and the receipt of cash.

We may acquire NPLs in the secondary market for less than their face amount. We may take the position these loans are uncollectible and that we are not required to accrue unpaid interest and “market discount” as taxable income as it accrues. Nevertheless, we may be required to recognize interest as taxable income as it accrues. In addition, market discount, accrued on a constant yield method, is generally recognized as income when, and to the extent that, a payment of principal on the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. In such a case, while we would ultimately have an offsetting loss deduction available later when the unpaid interest and market discount were determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

In addition, pursuant to our investment strategy, we may foreclose on, or acquire by deed-in-lieu of foreclosure, NPLs to acquire the underlying properties. A foreclosure or deed-in-lieu of foreclosure is generally treated as a recognition event for tax purposes, which may result in taxable gain without receipt of cash based on the difference between our cost of the related loan and the fair market value of the property acquired by foreclosure or similar process.

In addition, in certain circumstances, we may modify a NPL by agreement with the borrower. If these modifications are “significant modifications” under applicable Treasury Regulations, we may be required to recognize taxable gain to the extent the principal amount of the modified loan exceeds our adjusted tax basis in the unmodified loan, even if the value of the loan and payment expectations have not changed.

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

The NPLs that we acquire will generally be acquired by us at a discount from their outstanding principal amount, because our pricing is based on the value of the underlying real estate that secures those mortgage loans.

Treasury Regulation Section 1.856-5(c) provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property.” Under that regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT committed to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS, has issued Revenue Procedure 2011-16 interpreting the “principal amount” of the loan to be its face amount despite the Code’s general requirement that taxpayers treat market discount as interest rather than principal.

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

Although we have no current intention to do so, we may in the future distribute taxable dividends payable either in cash or our shares of beneficial interest at the election of each shareholder, but subject to a limitation on the amount of cash that may be distributed. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend, whether received as cash or our shares of beneficial interest, as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters are located in Oakland, California at 1999 Harrison Street in office space leased by our Manager.

The following table provides a summary of our portfolio of homes as of December 31, 2014:

Markets	Stabilized Homes(1)	Non- Stabilized Homes	Number of Homes(2)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home(3)	Aggregate Investment (in millions)	Average Home Size (square feet)	Weighted Average Age (years)	Average Monthly Rent Per Leased Home(4)
Atlanta	2,360	156	2,516	89.8%	$99,237	$123,786	$311.5	1,921	22	$1,175
South Florida	1,825	315	2,140	84.4%	$139,274	$165,286	353.7	1,598	44	$1,599
Houston	1,291	309	1,600	81.2%	$130,781	$146,512	234.4	2,048	25	$1,515
Dallas	1,008	257	1,265	79.8%	$136,415	$155,740	197.0	2,116	21	$1,519
Tampa	1,076	143	1,219	87.0%	$104,727	$123,746	150.8	1,472	40	$1,261
Chicago	496	111	607	79.2%	$120,692	$150,089	91.1	1,568	39	$1,652
Denver	386	209	595	66.2%	$195,117	$222,759	132.6	1,576	31	$1,752
Orlando	384	99	483	77.6%	$115,859	$137,273	66.3	1,605	36	$1,284
Southern California	388	59	447	82.1%	$238,291	$251,300	112.3	1,641	36	$1,812
Northern California	250	4	254	94.9%	$217,100	$231,347	58.8	1,495	45	$1,742
Phoenix	248	1	249	94.4%	$139,466	$158,261	39.4	1,544	39	$1,185
Las Vegas	42	—	42	92.9%	$156,411	$167,582	7.0	1,966	27	$1,316

Total / Average	9,754	1,663	11,417	83.8%	$131,862	$153,711	$1,754.9	1,773	32	$1,439

(1)	We define stabilized homes as homes from the first day of initial occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.
(2)	Excludes 909 homes that we do not intend to hold for the long-term.
(3)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2014, the average actual renovation costs per renovated home were approximately $23,200.
(4)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

Item 3.	Legal Proceedings.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 8. Financial Statements and Supplementary Data, Note 13—Commitments and Contingencies included in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares have been traded on the NYSE under the symbol “SWAY” since it began trading on February 3, 2014. The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of our common shares as reported by the NYSE.

	Year ended December 31, 2014
	High	Low
First Quarter	$31.04	$25.85
Second Quarter	$28.81	$25.50
Third Quarter	$28.45	$25.18
Fourth Quarter	$26.94	$23.92

As described in Item 1. Business included in this Annual Report on Form 10-K, on the Distribution Date, SPT completed the Separation of us to its stockholders who received one of our common shares for every five shares of SPT common stock held at the close of business on January 24, 2014.

As of February 25, 2015, there were 16 holders of record of our 37,839,086 common shares outstanding. In addition, we believe that a significant number of beneficial owners of our common shares held their shares in street name.

Dividend Policy

We intend to make regular quarterly distributions to holders of our common shares and distribution equivalents to holders of our restricted share units (“RSUs”) which are settled in our common shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount equal to our taxable income. For the year ended December 31, 2014, distributions for our common shares were classified as 100% return of capital.

On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014. On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Total dividend payments of $5.4 million were made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters included in this Annual Report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 cash on February 4, 2014, for (1) our common shares, (2) S&P 500 Total Return Index and (3) FTSE NAREIT Mortgage Total Return Index. All values assume reinvestment of the full amount of all dividends. Shareholder returns over the indicated period are based on historical data and are not necessarily indicative of future shareholder returns.

Comparison of Cumulative 11-Month Return

	Cumulative Total Return
	As of
	February 4, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Starwood Waypoint Residential Trust	$100.00	$116.00	$105.60	$104.80	$106.20
FTSE NAREIT Mortgage Total Return Index	$100.00	$102.60	$106.10	$98.90	$100.50
S&P 500 Total Return Index	$100.00	$106.70	$111.70	$112.40	$117.30

Sale of Unregistered Securities

On July 7, 2014, we issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes. The underwriters’ discount and other offering costs aggregated $6.1 million, resulting in net proceeds to us of $223.9 million. The 2019 Convertible Notes pay interest semiannually at a rate of 3.00% per annum and mature on July 1, 2019. The 2019 Convertible Notes had an initial conversion rate of 29.9242 common shares per $1,000 principal amount of the 2019 Convertible Notes. On January 7, 2015, the conversion rate was adjusted to 30.2485 common shares per $1,000 principal amount of the 2019 Convertible Notes due to the declaration and payment of cash dividends described in “Dividend Policy”, above. We offered and sold the 2019 Convertible Notes to J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as initial purchasers, pursuant to a purchase agreement, dated June 30, 2014, among us, our operating partnership and our manager and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers. The offering and sale of the 2019 Convertible Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the

Securities Act, and resales of the 2019 Convertible Notes were made by the initial purchasers to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

On October 14, 2014, we issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes. The underwriters’ discount and other offering costs aggregated $4.7 million, resulting in net proceeds to us of $167.8 million. The 2017 Convertible Notes pay interest semiannually at a rate of 4.50% per annum and mature on October 15, 2017. The 2017 Convertible Notes have a conversion rate of 33.2934 common shares per $1,000 principal amount of the 2017 Convertible Notes. We offered and sold the 2017 Convertible Notes to J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as initial purchasers, pursuant to a purchase agreement, dated October 7, 2014, among us, our operating partnership and our manager and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. The offering and sale of the 2017 Convertible Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and resales of the 2017 Convertible Notes were made by the initial purchasers to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

Repurchases of Equity Securities

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may purchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During the year ended December 31, 2014, we repurchased a total of 1.3 million shares for an aggregate purchase price of $34.3 million.

The following table provides the repurchases of common shares during the three months ended December 31, 2014:

Calendar month in which purchases were made:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount that May Yet Be Purchased Under the Plans (in thousands)
October 1, 2014 to October 31, 2014	729,600	$25.03	1,338,586	$115,682
November 1, 2014 to November 30, 2014	—	$—	1,338,586	$115,682
December 1, 2014 to December 31, 2014	—	$—	1,338,586	$115,682

Total repurchases for the three months ended December 31, 2014	729,600	$25.03

Item 6.	Selected Financial Data.

The following tables set forth the selected consolidated statements of operations for the years ended December 31, 2014 and 2013 and the period from May 23, 2012 (inception) through December 31, 2012 and consolidated balance sheets data and selected portfolio data as of December 31, 2014, 2013 and 2012. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the period from May 23, 2012 (inception) through December 31, 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 from our consolidated audited financial statements included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
(in thousands, except shares and per share data)	2014	2013
Total revenues	$142,863	$30,867	$517
Total expenses	$229,596	$55,320	$5,375
Total other income (expense)	$43,663	$1,221	$586
Income tax expense	$460	$252	$152
Net loss	$(43,530)	$(23,484)	$(4,424)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(43,695)	$(23,424)	$(4,424)
Weighted-average shares outstanding—basic and diluted	38,623,893	39,110,969	39,110,969
Net loss per common share—basic and diluted	$(1.13)	$(0.60)	$(0.11)
Dividends declared or paid per common share	$0.28	$—	$—

Consolidated Balance Sheets Data

	As of December 31,
(in thousands)	2014	2013	2012
Investment in real estate, net	$1,970,050	$749,353	$99,401
NPLs	$644,189	$214,965	$68,106
Total assets	$2,936,163	$1,018,408	$181,981
Total financing arrangements(1)	$1,785,414	$—	$—
Total liabilities	$1,855,728	$26,352	$1,521
Total Starwood Waypoint Residential Trust equity	$1,079,824	$990,419	$179,960
Total equity	$1,080,435	$992,056	$180,460

(1)	Includes credit facilities, asset-backed securitizations, net, and convertible senior notes, net.

Selected Portfolio Data

	As of December 31,
(dollars in thousands)	2014	2013	2012
Total homes acquired, net	12,326	5,471	826
Total NPLs acquired, net	4,499	1,714	482

Total	16,825	7,185	1,308

Cost basis of acquired homes(1)	$2,011,696	$755,083	$99,614
Carrying value of acquired NPLs	644,189	214,965	68,106

Total	$2,655,885	$970,048	$167,720

(1)	Excludes accumulated depreciation related to investments in real estate as of December 31, 2014, 2013 and 2012 of $41.6 million, $5.7 million and $0.2 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2014 of $0.1 million. There was no accumulated depreciation on assets held for sale as of December 31, 2013 or 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A. Risk Factors included in this Annual Report on Form 10-K, as well as the factors described in this section.

Overview

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of NPLs at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On the Distribution Date, SPT completed the Separation.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the OP units in our operating partnership.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Prior to the Separation, the historical consolidated financial statements were derived from the consolidated financial statements and accounting records of SPT principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of SPT’s businesses have been identified in the historical consolidated financial statements as transactions between related parties for periods prior to the Separation.

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

Our Portfolio

As of December 31, 2014, our portfolio consisted of 16,825 owned homes and homes underlying NPLs, including (1) 12,326 homes and (2) 4,499 homes underlying 4,621 NPLs, of which 232 NPLs represent second, third, and unsecured liens. As of December 31, 2014, the 4,389 of first lien NPLs had an UPB of $968.7 million, a total purchase price of $610.3 million and total BPO value of $932.2 million and were secured by liens on 4,271 homes and 118 parcels of land. As of December 31, 2014, our homes that were rent ready for more than 90 days were approximately 98.6% leased, and our homes that were owned by us for 180 days or longer were approximately 93.4% leased.

As of December 31, 2014, we executed agreements to purchase 240 homes in separate transactions for an aggregate purchase price of $41.4 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2014:

Markets	Stabilized Homes(1)	Non- Stabilized Homes	Number of Homes(2)	Percent Leased	Average Acquisition Cost Per Home	Average Investment Per Home(3)	Aggregate Investment (in millions)	Average Home Size (square feet)	Weighted Average Age (years)	Average Monthly Rent Per Leased Home(4)
Atlanta	2,360	156	2,516	89.8%	$99,237	$123,786	$311.5	1,921	22	$1,175
South Florida	1,825	315	2,140	84.4%	$139,274	$165,286	353.7	1,598	44	$1,599
Houston	1,291	309	1,600	81.2%	$130,781	$146,512	234.4	2,048	25	$1,515
Dallas	1,008	257	1,265	79.8%	$136,415	$155,740	197.0	2,116	21	$1,519
Tampa	1,076	143	1,219	87.0%	$104,727	$123,746	150.8	1,472	40	$1,261
Chicago	496	111	607	79.2%	$120,692	$150,089	91.1	1,568	39	$1,652
Denver	386	209	595	66.2%	$195,117	$222,759	132.6	1,576	31	$1,752
Orlando	384	99	483	77.6%	$115,859	$137,273	66.3	1,605	36	$1,284
Southern California	388	59	447	82.1%	$238,291	$251,300	112.3	1,641	36	$1,812
Northern California	250	4	254	94.9%	$217,100	$231,347	58.8	1,495	45	$1,742
Phoenix	248	1	249	94.4%	$139,466	$158,261	39.4	1,544	39	$1,185
Las Vegas	42	—	42	92.9%	$156,411	$167,582	7.0	1,966	27	$1,316

Total / Average	9,754	1,663	11,417	83.8%	$131,862	$153,711	$1,754.9	1,773	32	$1,439

(1)	We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 909 homes that we do not intend to hold for the long-term.
(3)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2014, the average actual renovation costs per renovated home were approximately $23,200.
(4)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of December 31, 2014:

		Homes 90 Days Past Rent Ready			Homes Owned 180 Days or Longer
Markets	Total Number of Homes(1)	Number of Homes	Percent Leased	Average Monthly Rent Per Leased Home(2)	Number of Homes	Percent Leased	Average Monthly Rent Per Leased Home(2)
Atlanta	2,516	2,004	98.8%	$1,171	2,283	92.8%	$1,166
South Florida	2,140	1,340	98.8%	$1,564	1,731	95.1%	$1,586
Houston	1,600	955	98.7%	$1,502	1,143	91.7%	$1,495
Dallas	1,265	826	98.9%	$1,498	909	91.7%	$1,483
Tampa	1,219	906	99.1%	$1,262	965	95.7%	$1,257
Chicago	607	452	97.8%	$1,659	453	93.4%	$1,660
Denver	595	220	99.5%	$1,724	342	94.4%	$1,751
Orlando	483	331	97.0%	$1,292	330	93.3%	$1,291
Southern California	447	341	94.4%	$1,794	377	90.7%	$1,786
Northern California	254	225	100.0%	$1,745	244	95.5%	$1,742
Phoenix	249	229	99.1%	$1,185	247	94.3%	$1,186
Las Vegas	42	36	100.0%	$1,312	42	92.9%	$1,316

Total / Average	11,417	7,865	98.6%	$1,415	9,066	93.4%	$1,423

(1)	Excludes 909 homes that are held for sale.
(2)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of December 31, 2014:

	Total Loans							Rental Pool Assets(4)
State	Loan Count(1),(2)	Total Purchase Price (in millions)	Total UPB (in millions)	Total BPO (in millions)	Weighted Average LTV(3)	Purchase Price as a Percentage of UPB	Purchase Price as a Percentage of BPO	Loan Count	Percent of Total Loans Per State
Florida	843	$107.0	$200.7	$166.5	139.1%	53.3%	64.3%	472	47.8%
Illinois	415	53.3	86.4	78.8	144.7%	61.7%	67.6%	218	22.1%
California	312	93.6	125.3	140.0	100.2%	74.7%	66.9%	162	16.4%
New York	306	62.2	106.6	118.1	104.5%	58.4%	52.7%	—	0.0%
New Jersey	238	34.1	66.5	59.2	133.8%	51.3%	57.6%	—	0.0%
Arizona	195	17.2	30.0	23.9	194.7%	57.2%	71.8%	11	1.1%
Wisconsin	183	15.8	21.7	24.6	113.7%	72.5%	64.0%	—	0.0%
Maryland	178	33.8	52.1	45.9	127.5%	64.8%	73.6%	—	0.0%
Indiana	173	12.5	17.0	18.6	111.0%	73.4%	67.1%	—	0.0%
Pennsylvania	133	12.4	19.0	18.1	125.4%	65.3%	68.7%	—	0.0%
Georgia	116	12.9	20.5	17.3	132.4%	63.1%	74.4%	54	5.5%
Other	1,297	155.5	222.9	221.2	118.6%	69.8%	70.4%	71	7.1%

Total / Average	4,389	$610.3	$968.7	$932.2	125.3%	63.0%	65.5%	988	100.0%

(1)	Represents first liens on 4,271 homes and 118 parcels of land.
(2)	Excludes 232 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.7 million.
(3)	Weighted average LTV is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See Item 1. Business—Prime Joint Venture included in this Annual Report on Form 10-K for the definition of Rental Pool Assets.

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

Our operating results depend on sourcing NPLs. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of NPLs available to us for acquisition. Properties that are either in foreclosure and have not yet been sold or homes that owners are delaying putting on the market until prices improve are known as shadow inventory. We believe the available amount of shadow inventory provides for a significant acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase NPLs at lower prices than single-family rental homes (“SFRs”) because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs. Generally, we expect that our NPL portfolio may grow at an uneven pace, as opportunities to acquire NPLs may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

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

Based on our prior experience, we anticipate that for most of the non-leased homes that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of December 31, 2014, the 9,066 homes we owned for more than 180 days were approximately 93.4% leased. As of December 31, 2013, which was prior to the Separation and the acquisition of the Waypoint platform, the 2,814 homes we owned for more than 180 days were approximately 65.1% leased.

Loan Resolution Methodologies

We and Prime employ various loan resolution methodologies with respect to our NPLs, including loan modification, collateral resolution and collateral disposition. The manner in which a NPL is resolved will impact the amount and timing of revenue we will receive.

We expect that a portion of our NPLs will be returned to performing status primarily through loan modifications. Once successfully modified, we may consider selling these modified loans.

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 5.6% and 10.2%, respectively, of our NPLs are located as of December 31, 2014 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Revenues

Our revenues come primarily from rents collected under lease agreements for our homes. The most important drivers of our revenues (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

We also expect non-rental other income from our acquired NPLs that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions such as short sales, third-party sales at foreclosure auctions and SFR sales. For the years ended December 31, 2014 and 2013, respectively, we had approximately $24.7 million and $8.6 million from realized gains on conversion of loans to real estate assets and approximately $9.8 million and $5.1 million of realized gains from loan liquidations where payment of the loan exceeded our basis in the loan or the sales of loans.

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

Loan-Related Expenses

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. We and Prime formed the joint venture for the purposes of: (1) acquiring pools or groups of NPLs and homes either (A) from the sellers who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) through foreclosure, deed-in-lieu of foreclosure or other similar process; (2) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. Prime has contributed the Prime Percentage Interest, and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in the Waypoint platform), identifies potential NPL acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all Non-Rental Pool Assets. We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns the Prime Transfer Fee, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we designate as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired:

(1)	prior to March 1, 2014 was 3%; and

(2)	on or after March 1, 2014 is:

(a)	2.5% if disposition or resolution occurs prior to the earlier of (i) the date that is two months prior to the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the date that is the end of 80% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset);

(b)	2% if disposition or resolution occurs within the longer of the period that is: (i) the two months before through the two months following the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the period commencing during the final 20% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset) and ending an equal number of days after the related expected disposition date; or

(c)	1% if disposition occurs later than the end of the longer of the periods in the foregoing clause (b) for such asset.

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, the joint venture pays Prime a monthly asset management fee in arrears for all Non-Rental Pool Assets acquired:

(1)	prior to March 1, 2014 equal to 0.167% of the aggregate net asset cost to the joint venture of such assets then existing; and

(2)	on or after March 1, 2014 equal to:

(a)	if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or less, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.0833% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (a)(i) minus (iii) the pro rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month; or

(b)	if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or more, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.05% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (b)(i) minus (iii) the pro rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month.

Prime’s portion of all cash flow or income distributions from the joint venture with respect to Non-Rental Pool Assets is calculated and distributed based upon defined subsets of Non-Rental Pool Assets referred to as “Legacy Acquisitions” (assets acquired prior to March 1, 2014) and “New Acquisition Tranches” (sequential groupings of assets acquired on or after March 1, 2014 aggregating to $500 million or greater in each case). Prime’s portion of cash flow or income is distributed in the following order and priority with respect the Legacy Acquisitions and each New Acquisition Tranche as follows: (1) Prime’s Percentage Interest until we and Prime realize through distributions a 10% IRR (as defined in the Amended JV Partnership Agreement) on such Legacy Acquisitions or a New Acquisition Tranche, as applicable; (2) 20% of any remaining distributable funds until we and Prime realize through distributions a cumulative 20% IRR on such Legacy Acquisitions or a New Acquisition Tranche, as applicable; and (3) 30% of any remaining distributable funds from such Legacy Acquisitions or a New Acquisition Tranche, as applicable. Notwithstanding the foregoing, the Amended JV Partnership Agreement provides that (so long as sufficient cash flow exists) we realize a minimum aggregate distributions of a cumulative 10% IRR, and if such minimum aggregate distribution level is not realized pursuant to the distribution order and priority described in the prior sentence, Prime’s cash flow is reduced to permit us to realize such minimum aggregate distribution level. All other funds distributed by the joint venture with respect to Non-Rental Pool Assets are distributed to us.

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

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally through our Manager. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we pay the fees described in Item 8. Financial Statements and Supplementary Data, Note 10—Related Party Transactions-Reimbursement of Costs included in this Annual Report on Form 10-K.

Income Taxation

We intend to operate and to be taxed as a REIT for federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.

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

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of homes were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our financial statements was immaterial. Accordingly, we revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of homes without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013 were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease and is recorded in other assets in our consolidated balance sheets.

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

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings and building improvements over 30 years, and we depreciate other capital expenditures over periods ranging from four to 25 years. Land is not depreciated.

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

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $2.6 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

Non-Performing Loans

We have purchased pools of NPLs which were individually bid on and which we seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale loans are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. During the years ended December 31, 2014 and 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as gains from the conversion of loans into real estate in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the year ended December 31, 2014 we converted $62.7 million in NPLs into $87.4 million in real estate assets that resulted in a gain of $24.7 million. During the year ended December 31, 2013, we converted $24.7 million in NPLs into $33.3 million in real estate assets that resulted in a gain of $8.6 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on NPLs, net.

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

We determine the purchase price for NPLs at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. Observable inputs to the model include loan amounts, payment history, and property types. Unobservable inputs to the model are discussed in Item 8. Financial Statements and Supplementary Data, Note 3—Fair Value Measurements included in this Annual Report on Form 10-K.

After NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a single-family rental). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our consolidated statements of operations. During the years ended December 31, 2014 and 2013, we recorded $44.6 million and zero, respectively, in unrealized gains on the fair value of loans.

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

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital additions activities at the property level as well as third-party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and HOA fees dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs, and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

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

As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we record all derivatives in the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in loss on derivative financial instruments, net in our consolidated statements of operations.

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as SFRs. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.3 million and $1.0 million as of December 31, 2014 and 2013, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the consolidated statements of operations. During the years ended December 31, 2014 and 2013, we incurred bad debt expense of $2.6 million and $1.0 million, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

We recognize realized gains on loan conversions, net in each reporting period when our NPLs are converted to SFRs. The transfer to SFR occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to REO is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, foreclosure timelines, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

We recognize realized gains on NPLs upon payoff of principal balance. The gain is calculated by subtracting basis from net proceeds of payoff.

Income Taxes

We intend to operate and to be taxed as a REIT under the Code and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We recorded provisions of approximately $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset and deferred tax liability as income tax expense during the year ended December 31, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $0.5 million for the year ended December 31, 2014.

Segment Reporting

We are focused primarily on acquiring SFRs and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our two Co-Chief Executive Officers, who view our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our consolidated statements of operations associated with our NPL segment. Amounts in the prior year were included in other income in our consolidated statements of operations. Current and prior amounts previously shown as other income were reclassified to conform to our current period presentation and are presented as realized gain on non-performing loans, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations. We believe revenues associated with our NPL business segment represents a separate segment of our operations and were a primary source of revenue for our business during 2014. See Item 8. Financial Statements and Supplementary Data, Note 11 – Segment Reporting included in this Annual Report on Form 10-K for financial information concerning our segments.

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each year-end since our inception. During the year ended December 31, 2014, we increased our home portfolio by 6,855 homes, net of sales activities. The table below summarizes our portfolio holdings as of December 31, 2014 and 2013.

	As of December 31,
(dollars in thousands)	2014	2013
Total homes acquired, net	12,326	5,471
Total NPLs acquired, net	4,499	1,714

Total	16,825	7,185

Cost basis of acquired homes(1)	$2,011,696	$755,083
Carrying value of acquired NPLs	644,189	214,965

Total	$2,655,885	$970,048

(1)	Excludes accumulated depreciation related to investments in real estate as of December 31, 2014 and 2013 of $41.6 million and $5.7 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2014 and 2013 of $0.1 million and zero, respectively.

Developments During 2014

•	On the Distribution Date, we completed the Separation and our common shares began trading on the NYSE on February 3, 2014.

•	On February 5, 2014, we entered into a $500.0 million secured revolving credit facility with Citibank, N.A.

•	On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC for $144.0 million.

•	On March 11, 2014, we entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”), that provides maximum financings of up to $350.0 million.

•	On March 12, 2014 we purchased 494 NPLs for $101.3 million.

•	On April 24, 2014, we authorized a share repurchase program to repurchase up to $150.0 million of our common shares.

•	On June 13, 2014, we entered into a $1.0 billion secured revolving credit facility with a syndicate of financial institutions led by Citibank, N.A. as administrative agent which replaced our $500 million credit facility with Citibank, N.A.

•	On June 26, 2014, we amended our existing master repurchase agreement with Deutsche Bank that increased the maximum financings up to $500.0 million.

•	On June 26, 2014, we purchased 1,441 NPLs for $117.0 million.

•	On July 7, 2014, we issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes.

•	During the three months ended September 30, 2014, we purchased four pools of NPLs for an aggregate amount of $308.7 million.

•	On October 14, 2014, we issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes.

•	On October 15, 2014, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of September 30, 2014. Payments to shareholders totaled $5.5 million.

•	On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend, totaling $5.4 million, was made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

•	On December 16, 2014, we entered into the Amended JV Partnership Agreement, effective March 1, 2014, with Prime.

•	On December 19, 2014, we completed our first securitization transaction, issuing $531.0 million in certificates backed by 4,095 homes.

Subsequent Events

Refer to Item 8. Financial Statements and Supplementary Data, Note 14—Subsequent Events included in this Annual Report on Form 10-K for disclosure regarding significant transactions that occurred subsequent to December 31, 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The main components of our $43.5 million net loss during the year ended December 31, 2014 were as follows.

Revenues

	Year Ended December 31,		Amount of Change	Percent Change
(in thousands)	2014	2013
Rental revenues	$104,830	$16,793	$88,037	524%
Other property revenues	3,581	311	3,270	1051%
Realized gain on NPLs, net	9,770	5,139	4,631	90%
Realized gain on loan conversions, net	24,682	8,624	16,058	186%

Total revenues	$142,863	$30,867	$111,996	363%

Our revenues come primarily from rents collected under lease agreements for our homes, sales or liquidations of NPLs and the conversion of loans into rental real estate. The most important drivers of our revenues (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

For the year ended December 31, 2014, total revenues increased $112.0 million to $142.9 million compared to $30.9 million for the year ended December 31, 2013. The increase is primarily due to an increase in rental revenues of $88.0 million as well as an increase in realized gains on loan conversions, net of $16.1 million. The increase in rental revenues and realized gains on loan conversions is primarily attributable to portfolio growth. During the year ended December 31, 2014, we increased our home portfolio by 6,855 homes, net of sales activities. We expect to continue to grow our home portfolio in 2015. We recorded gains of $24.7 million and $8.6 million for the years ended December 31, 2014 and 2013, respectively, upon conversion of $62.7 million and $24.7 million in NPLs into $87.4 million and $33.3 million in real estate assets during the years ended December 31, 2014 and 2013, respectively. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $9.8 million for the year ended December 31, 2014. The increase in net gains over 2013 of $4.6 million was driven by acquisitions of NPLs during 2014. Other property revenues include tenant charge backs, late charges and early-termination charges.

Expenses

	Year Ended December 31,		Amount of Change	Percent Change
(in thousands)	2014	2013
Property operating and maintenance	$31,252	$13,541	$17,711	131%
Real estate taxes and insurance	22,346	5,049	17,297	343%
Mortgage loan servicing costs	28,959	6,065	22,894	377%
NPL management fees and expenses	10,944	3,378	7,566	224%
General and administrative	19,307	16,758	2,549	15%
Share-based compensation	8,458	—	8,458	N/A
Investment management fees	16,097	—	16,097	N/A
Separation costs	3,543	2,652	891	34%
Acquisition fees and other expenses	1,301	588	713	121%
Interest expense, including amortization	35,223	—	35,223	N/A
Depreciation and amortization	41,872	6,115	35,757	585%
Finance related expenses and write-off of loan costs	7,715	—	7,715	N/A
Impairment of real estate	2,579	1,174	1,405	120%

Total expenses	$229,596	$55,320	$174,276	315%

For the year ended December 31, 2014, total expenses increased by $174.3 million to $229.6 million compared to $55.3 million for the year ended December 31, 2013. Relative to total revenues, total expenses decreased to 161% for the year ended December 31, 2014, from 179% for the year ended December 31, 2013.

Property Operating and Maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on lease properties, HOA fees and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third party management fees and expenses allocated to us from our Manager. During the year ended December 31, 2014, property operating and maintenance expense increased by $17.7 million from 2013 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the year ended December 31, 2014, real estate taxes and insurance increased $17.3 million as compared to 2013. This increase related to the growth in the size of our portfolio of homes that are rent ready.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the year ended December 31, 2014, mortgage loan servicing costs increased $22.9 million as compared to 2013. This increase related to the growth in the size of our NPL portfolio. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily comprised of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the year ended December 31, 2014, these expenses increased $7.6 million compared to 2013 due to increased pursuit costs and acquisitions of NPLs.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from our Manager (see Item 8. Financial Statements and Supplementary Data, Note 10-Related Party Transactions included in the Annual Report on Form 10-K), as well as standard professional service costs such as audit fees and preparation of tax filings. When compared to 2013, general and administrative expense increased by $2.5 million during the year ended December 31, 2014 due to allocated expenses from our Manager as well as increases in our overall portfolio size of homes and NPLs, offset in part by improvements in efficiency primarily attributable to economies of scale.

Share-Based Compensation

As discussed in Item 8. Financial Statements and Supplementary Data, Note 9-Share-Based Compensation included in this Annual Report on Form 10-K, we adopted the Starwood Waypoint Residential Trust Equity Plan, the Starwood Waypoint Residential Trust Manager Equity Plan and the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2014 resulted in an increase of share-based compensation cost for the year ended December 31, 2014, of $8.5 million as compared to 2013, as there were no such plans or expenses in 2013.

Investment Management Fees

We incurred $16.1 million of management fees expenses from our Manager during the year ended December 31, 2014 and incurred no such expenses in 2013.

Separation Costs

Separation costs, which consisted primarily of legal and other professional service costs, were costs incurred in relation to the Separation. Such costs increased $0.9 million for the year ended December 31, 2014, as compared to 2013. We expect no additional such costs in 2015.

Acquisition Fees and Other Expenses

Our acquisition fees and other expenses for the year ended December 31, 2014 have increased $0.7 million, as compared to 2013 as a result of increased acquisition activity during 2014.

Interest Expense, including Amortization

We incurred $35.2 million of interest expense during the year ended December 31, 2014, primarily resulting from our aggregate borrowings of $1.8 billion (see Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any financing activities during 2013.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the year ended December 31, 2014, depreciation and amortization increased $35.8 million as compared to 2013, primarily as a result of the increased number of properties being acquired and placed in service.

Finance Related Expenses and Write-off of Loan Costs

During the year ended December 31, 2014, we incurred $7.7 million in finance related expenses (see Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any financing activities during 2013.

Impairment of Real Estate

We evaluate our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2014, we recorded an increase of $1.4 million of impairment expense as compared to 2013. The increase in the size of our portfolio was the primary reason for the increase. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net as well as loss on derivative financial instruments, net. During the year ended December 31, 2014, these activities resulted in income, net of gains and losses, of $43.7 million, an increase of $42.4 million compared to 2013. This increase is primarily attributable to the increased size of our portfolio.

Period from May 23, 2012 (Inception) through December 31, 2012

Comparisons of 2013 to 2012 are not meaningful because we had just begun acquiring and leasing homes during 2012.

During the period from May 23, 2012 (inception) through December 31, 2012, we were focused primarily on continuing to acquire investments, preparing our investments for their intended use and establishing various investment management agreements with third parties and our partnership agreement with Prime. During this period, we signed 268 leases, all of which were new leases. We incurred $0.1 million in leasing commissions associated with these new leases

The main components of our approximately $4.4 million net loss during this period were as follows:

Revenues

In connection with the operation of our portfolio, we earned rental revenue of approximately $0.5 million.

Expenses

Property Operating and Maintenance

In connection with the operations of our portfolio, we incurred property operating and maintenance expenses of approximately $0.7 million.

General and Administrative

We also incurred general and administrative expenses of approximately $3.7 million, of which substantially all has been allocated from SPT to us and represent direct costs of our operations that SPT paid on our behalf and a portion of certain indirect costs that was estimated to be attributable to us. The allocated indirect costs include a portion of management fees paid to SPT’s manager and computer service, compensation and audit and tax costs.

Impairment of Real Estate

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

Other Income

We sold various investments in real estate and loans at a net gain of approximately $0.6 million. The sales of property are typically executed through a TRS and are therefore subject to corporate tax.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of December 31, 2014 and 2013 included cash and cash equivalents of $175.2 million and $44.6 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our shareholders. Our near- term liquidity requirements consist primarily of purchasing our target assets, investing in our homes to get them ready for their intended use and making distributions to our shareholders as necessary to comply with the REIT requirements.

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

In addition, we expect to strategically liquidate a significant portion of our NPL investments. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which our intended strategy is to convert NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $458.6 million as of December 31, 2014, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On October 15, 2014, our board of trustees paid a quarterly dividend of $0.14 per common share, or $5.5 million to shareholders of record at the close of business on September 30, 2014. On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend was made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014. On February 24, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend is expected to be made on April 15, 2015 to shareholders of record at the close of business on March 31, 2015. Any future distributions payable are indeterminable at this time.

Capital Resources

As of December 31, 2014, we have completed the following debt transactions (for further disclosure, see Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K).

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our single-family rental homes, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The credit facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of December 31, 2014 was approximately $441.2 million.

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

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG. The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one- year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. The outstanding balance on December 31, 2014 on this facility was approximately $454.2 million.

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

On October 14, 2014, we issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes. The sale of the 2017 Convertible Notes generated gross proceeds of $172.5 million and net proceeds of approximately $167.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. Interest on the 2017 Convertible Notes will be payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. The 2017 Convertible Notes will mature on October 15, 2017.

Asset-Backed Securitization Transaction

On December 19, 2014 (the “Closing Date”), we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 single-family homes operated as rental properties contributed from our portfolio of single-family homes to a newly-formed special purpose entity indirectly owned by us. Subsequent to the Closing Date, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below). Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the senior secured revolving credit facility of our subsidiary, Starwood Waypoint Borrower, LLC, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

Each class of pass-through certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR plus a pass-through rate ranging from 1.30-4.55%. The weighted average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted average of the fixed-rate spreads of the Offered Certificates is 2.46%.

On the Closing Date, SWAY 2014 - 01 Borrower, LLC (the “Borrower”) entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million (the “Loan”) from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on this transaction, net of discounts, as of December 31, 2014 was approximately $526.8 million.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of December 31, 2014, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $600.0 million.

As of December 31, 2014, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $50.5 million, of which 90 percent or $45.5 million of the cap notional, was designated in a cash flow hedging relationship as of December 31, 2014.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014 and 2013 and for the period from May 23, 2012 (inception) through December 31, 2012 (in thousands):

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
(in thousands)	2014	2013
Net cash used in operating activities	$(81,100)	$(12,452)	$(2,652)
Net cash used in investing activities	(1,627,528)	(774,036)	(145,035)
Net cash provided by financing activities	1,839,213	822,949	155,839

Net increase in cash and cash equivalents	$130,585	$36,461	$8,152

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations of $81.1 million and $12.5 million for the years ended December 31, 2014 and 2013, respectively, and $2.6 million from inception through December 31, 2012, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $1.6 billion for the year ended December 31, 2014 due primarily to the $957.7 million and $253.1 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $486.5 million spent on acquiring new NPLs. Net cash used in investing activities was $774.0 million for the year ended December 31, 2013 due primarily to the $534.0 million and $90.0 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $186.1 million spent on acquiring new NPLs. Net cash used in investing activities was $145.0 million from inception through December 31, 2012 due primarily to $70.6 million spent on the acquisition of homes and the $69.0 million spent acquiring new NPLs.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash provided by financing activities of $1.8 billion for the year ended December 31, 2014 resulted primarily from our net borrowings on our debt facilities, which totaled $0.9 billion, as well as our December securitization transaction, which provided net proceeds of $504.5 million, offerings of convertible notes, which provided gross proceeds of $402.5 million, and equity contributions, which totaled $128.3 million. Cash flows provided by financing activities totaled $822.9 million during the year ended December 31, 2013, substantially all of which were due to equity contributions, which totaled $821.8 million, net of distributions. Cash flows provided by financing activities totaled $155.8 million from inception through December 31, 2012, substantially all of which were due to equity contributions.

Recent Accounting Pronouncements

See Item 8. Financial Statements and Supplementary Data, Note 2—Basis of Presentation and Significant Accounting Policies included in this Annual Report on Form 10-K for disclosure of recent accounting pronouncements which may have an impact our consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 8. Financial Statements and Supplementary Data, Note 8—Debt included in this Annual Report on Form 10-K for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations as of December 31, 2014:

(in millions)	December 31, 2014	2015	2016	2017	2018	After 2018	Total
Home purchase obligations(1)	$41.4	$—	$—	$—	$—	$—	$41.4
SFR Facility	—	—	—	441.2	—	—	441.2
Master Repurchase Agreement	—	454.2	—	—	—	—	454.2
2017 Convertible Notes	1.7	7.8	7.8	178.2	—	—	195.5
2019 Convertible Notes	3.4	6.9	6.9	6.9	6.9	233.6	264.6
Securitization	—	—	—	529.0	—	—	529.0

	$46.5	$468.9	$14.7	$1,155.3	$6.9	$233.6	$1,925.9

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement or the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Item 8. Financial Statements and Supplementary Data, Note 14-Subsequent Events included in this Annual Report on Form 10-K or to any potential extension of term obligations.

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with FFO as defined by the NAREIT White Paper and is adjusted for: share-based compensation, non-recurring costs associated with the Separation, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items as applicable.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of FFO and Core FFO for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2013
Reconciliation of net loss to FFO
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(43,695)	$(23,424)
Add (deduct) adjustments from net loss to get to FFO:
Depreciation and amortization on real estate assets	41,872	6,115
Impairment on depreciated real estate investments	15	—
Gain on sales of previously depreciated investments in real estate	(280)	—
Non-controlling interests	165	(60)

Subtotal—FFO	(1,923)	(17,369)

Add (deduct) adjustments to FFO to get to Core FFO:
Share-based compensation	8,458	—
Separation costs	3,543	2,652
Acquisition fees and other expenses	1,301	588
Write-off of loan costs	5,032	—
Loss on derivative financial instruments, net	706	—
Amortization of derivative financial instruments cost	(221)	—
Severance expense	355	—
Non-cash interest expense related to amortization on convertible senior notes	3,046	—

Core FFO	$20,297	$(14,129)

Core FFO per share	$0.53	$(0.36)
Dividends declared or paid per common share	$0.28	$—
Weighted average shares—basic and diluted	38,623,893	39,110,969

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are exposed to is interest rate risk.

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

We currently borrow funds at variable rates using secured financings. At December 31, 2014, we had $895.5 million of variable rate debt outstanding, of which $650.5 million is protected by interest rate caps. The estimated aggregate fair market value of this debt was $895.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $9.0 million, respectively.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Trustees and Shareholders of

Starwood Waypoint Residential Trust

Oakland, CA

We have audited the accompanying consolidated balance sheets of Starwood Waypoint Residential Trust and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, other comprehensive income (loss), equity and cash flows for the years ended December 31, 2014 and 2013, and for the period from May 23, 2012 (inception) through December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Waypoint Residential Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, and for the period from May 23, 2012 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 6, 2015

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	As of December 31,
	2014	2013
ASSETS
Investments in real estate
Land	$359,889	$140,076
Building and improvements	1,619,622	604,839

Total investment in properties	1,979,511	744,915
Less: accumulated depreciation	(41,563)	(5,730)

Investment in real estate properties, net	1,937,948	739,185
Real estate held for sale, net	32,102	10,168

Total investments in real estate, net	1,970,050	749,353
Non-performing loans	125,488	214,965
Non-performing loans held for sale	26,911	—
Non-performing loans (fair value option)	491,790	—
Resident and other receivables, net	17,270	1,261
Cash and cash equivalents	175,198	44,613
Restricted cash	50,749	3,331
Deferred financing costs, net	34,160	—
Asset-backed securitization certificates	26,553	—
Other assets	17,994	4,885

Total assets	$2,936,163	$1,018,408

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$895,488	$—
Asset-backed securitization, net	526,816	—
Convertible senior notes, net	363,110	—
Accounts payable and accrued expenses	52,457	22,434
Resident security deposits and prepaid rent	17,857	3,918

Total liabilities	1,855,728	26,352

Commitments and contingencies (Note 13)
Equity:
Starwood Waypoint Residential Trust equity:
Preferred shares, $0.01 par value—100,000,000 authorized; none issued and outstanding as of December 31, 2014 and 2013	—	—
Common shares, $0.01 par value—500,000,000 authorized; 37,778,663 issued and outstanding as of December 31, 2014, and 1,000 issued and outstanding as of December 31, 2013	378	—
Additional paid-in capital	1,133,239	1,018,267
Accumulated deficit	(53,723)	(27,848)
Accumulated other comprehensive loss	(70)	—

Total Starwood Waypoint Residential Trust equity	1,079,824	990,419
Non-controlling interests	611	1,637

Total equity	1,080,435	992,056

Total liabilities and equity	$2,936,163	$1,018,408

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31,
	2014	2013	2012
Revenues
Rental revenues	$104,830	$16,793	$431
Other property revenues	3,581	311	11
Realized gain on non-performing loans, net	9,770	5,139	75
Realized gain on loan conversions, net	24,682	8,624	—

Total revenues	142,863	30,867	517
Expenses
Property operating and maintenance	31,252	13,541	658
Real estate taxes and insurance	22,346	5,049	184
Mortgage loan servicing costs	28,959	6,065	—
Non-performing loan management fees and expenses	10,944	3,378	187
General and administrative	19,307	16,758	3,674
Share-based compensation	8,458	—	—
Investment management fees	16,097	—	—
Separation costs	3,543	2,652	—
Acquisition fees and other expenses	1,301	588	—
Interest expense, including amortization	35,223	—	—
Depreciation and amortization	41,872	6,115	213
Finance related expenses and write-off of loan costs	7,715	—	—
Impairment of real estate	2,579	1,174	459

Total expenses	229,596	55,320	5,375

Loss before other income, income tax expense and non-controlling interests	(86,733)	(24,453)	(4,858)

Other income (expense)
Realized (loss) gain on sales of investments in real estate, net	(224)	1,221	586
Unrealized gain on non-performing loans, net	44,593	—	—
Loss on derivative financial instruments, net	(706)	—	—

Total other income (expense)	43,663	1,221	586

Loss before income tax expense and non-controlling interests	(43,070)	(23,232)	(4,272)
Income tax expense	460	252	152

Net loss	(43,530)	(23,484)	(4,424)
Net (income) loss attributable to non-controlling interests	(165)	60	—

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(43,695)	$(23,424)	$(4,424)

Weighted average shares outstanding—basic and diluted	38,623,893	39,110,969	39,110,969

Net loss per common share
Basic and diluted	$(1.13)	$(0.60)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31,
	2014	2013	2012
Other Comprehensive Loss:
Net loss	$(43,530)	$(23,484)	$(4,424)
Interest rate caps	(70)	—	—

Comprehensive loss	(43,600)	(23,484)	(4,424)
Comprehensive (loss) income attributable to non-controlling interests	(165)	60	—

Comprehensive loss attributable to Starwood Waypoint Residential Trust shareholders	$(43,765)	$(23,424)	$(4,424)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except shares and per share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Starwood Waypoint Residential Trust Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balances at May 23, 2012 (inception)	—	$—	$—	$—	$—	$—	$—	$—
Former parent contributions	1,000	—	184,384	—	—	184,384	—	184,384
Net loss	—	—	—	(4,424)	—	(4,424)	—	(4,424)
Other contributions	—	—	—	—	—	—	500	500

Balances at December 31, 2012	1,000	—	184,384	(4,424)	—	179,960	500	180,460
Net loss	—	—	—	(23,424)	—	(23,424)	(60)	(23,484)
Former parent contributions	—	—	846,780	—	—	846,780	1,300	848,080
Former parent distributions	—	—	(12,897)	—	—	(12,897)	(103)	(13,000)

Balances at December 31, 2013	1,000	—	1,018,267	(27,848)	—	990,419	1,637	992,056
Net loss attributable prior to Separation	—	—	—	(921)	—	(921)	(10)	(931)
Net loss attributable after Separation	—	—	—	(42,774)	—	(42,774)	175	(42,599)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	—	128,290	—	128,290
Dividends declared or paid of $0.28 per share	—	—	—	(10,949)	—	(10,949)	—	(10,949)
Repurchases of common shares	(1,338,586)	(13)	(34,308)	—	—	(34,321)	—	(34,321)
Board member compensation paid in shares	4,058	—	109	—	—	109	—	109
Offering costs	—	—	(1,138)	—	—	(1,138)	—	(1,138)
Convertible senior notes	—	—	42,721	—	—	42,721	—	42,721
Share-based compensation	2,222	—	8,458	—	—	8,458	—	8,458
Other comprehensive loss	—	—	—	—	(70)	(70)	—	(70)
Non-controlling interests contributions	—	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	—	(1,591)	(1,591)

Balances at December 31, 2014	37,778,663	$378	$1,133,239	$(53,723)	$(70)	$1,079,824	$611	$1,080,435

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
	2014	2013
Cash flows from operating activities:
Net loss	$(43,530)	$(23,484)	$(4,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,872	6,115	213
Amortization of deferred financing costs	5,596	—	—
Amortization of convertible debt discount	3,046	—	—
Board member compensation paid in shares	109	—	—
Share-based compensation	8,458	—	—
Realized loss (gain) on sales of investments in real estate, net	224	(1,221)	(586)
Realized gain on non-performing loans, net	(9,770)	(5,139)	(75)
Realized gain on loan conversions, net	(24,682)	(8,624)	—
Unrealized gain on non-performing loans, net	(44,593)	—	—
Loss on derivative financial instruments, net	706	—	—
Straight-line rents	(830)	—	—
Allowance for doubtful accounts	2,638	1,017	—
Impairment of real estate	2,579	1,174	459
Allocated expenses from SPT (Note 10)	—	12,131	1,561
Write-off of loan costs	5,032	—	—
Changes in assets and liabilities:
Resident and other receivables	(18,647)	(2,228)	(49)
Restricted cash	(35,418)	(3,108)	(223)
Other assets	(14,523)	(1,627)	(487)
Accounts payable and accrued expenses	26,694	8,855	730
Resident security deposits and prepaid rent	13,939	3,687	229

Net cash used in operating activities	(81,100)	(12,452)	(2,652)

Cash flows from investing activities:
Purchases of real estate	(957,741)	(534,018)	(70,564)
Additions to real estate	(253,083)	(90,018)	(4,863)
Proceeds from sale of real estate	37,340	14,228	4,729
Purchases of non-performing loans	(486,509)	(186,123)	(68,999)
Liquidation and other proceeds on loans	33,981	16,243	—
Principal repayments on loans	10,356	2,983	34
Proceeds from sale of loans	4,547	475	191
Restricted cash	(12,000)	—	—
Payment of interest rate cap	(1,203)	—	—
(Increase) decrease in purchase deposits	(3,216)	2,194	(5,563)

Net cash used in investing activities	(1,627,528)	(774,036)	(145,035)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
	2014	2013
Cash flows from financing activities:
Proceeds from credit facilities	$1,698,294	$—	$—
Proceeds from asset-backed securitizations	504,496	—	—
Proceeds from issuance of convertible senior notes	402,500	—	—
Payments of credit facilities	(802,806)	—	—
Payments on asset-backed securitizations	(2,038)	—	—
Discount on asset-backed securitizations	(2,195)	—	—
Payment of financing costs	(45,152)	—	—
Repurchases of common shares	(34,321)	—	—
Contributions from non-controlling interests	400	1,300	500
Distributions to non-controlling interests	(1,591)	(103)	—
Offering Costs	(1,138)	—	—
Capital contributions	128,290	834,649	155,339
Capital distributions	(5,526)	(12,897)	—

Net cash provided by financing activities	1,839,213	822,949	155,839

Net increase in cash and cash equivalents	130,585	36,461	8,152
Cash and cash equivalents at beginning of the period	44,613	8,152	—

Cash and cash equivalents at end of the period	$175,198	$44,613	$8,152

Supplemental disclosure of cash flow information
Cash paid for interest	$23,682	$—	$—
Cash paid for income taxes	$282	$461	$200
Non-cash investing activities
Accrued capital expenditures	$10,125	$12,289	$559
Loan basis converted to real estate	$62,764	$24,702	$743
Non-cash financing activities
Equity component for convertible notes	$42,721	$—	$—
Accrued distribution to common shareholders	$5,423	$—	$—
Property contributed from parent	$—	$—	$27,484
Deemed capital contributions from Starwood Property Trust	$—	$12,131	$1,561

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of distressed and non-performing residential mortgage loans (“NPLs”) at significant discounts to their most recent broker price opinion (“BPO”), which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014 (the “Distribution Date”), SPT completed the spin-off of us to its stockholders (the “Separation”), and we issued approximately 39.1 million common shares. Our shares began trading on February 3, 2014 on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100.0 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

Starwood Waypoint Residential Partnership, L.P. (our “operating partnership”) was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the operating partnership units in our operating partnership.

We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which holds all of our NPLs. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P.) of the NPLs and homes we designate as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture’s non-rental pool assets, and the joint venture pays Prime a monthly asset management fee in arrears for all non-rental pool assets acquired.

We intend to operate and to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Our Manager

We are externally managed and advised by SWAY Management, LLC (our “Manager”) pursuant to the terms of a management agreement, which will not expire until January 31, 2017. Our Manager is an affiliate of Starwood Capital Group Global, L.P., a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. Intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Prior to the Separation, the historical consolidated financial statements were derived from the consolidated financial statements and accounting records of SPT principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position, or cash flows in the future or what our results of operations, financial position, or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of SPT’s businesses have been identified in the historical consolidated financial statements as transactions between related parties for periods prior to the Separation. We have no expenses allocated to us from SPT in 2014.

The non-controlling interest in a consolidated subsidiary is the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the accompanying consolidated statements of operations include the allocation of the net income or loss in the Prime joint venture to the non-controlling interest holders in Prime.

Use of Estimates

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

The most significant estimates that we make are of the fair value of our properties and NPLs. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly impact the consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Estimates pertaining to the fair value of NPLs use a discounted cash flow valuation model and consider alternate loan resolution probabilities,

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including modification, liquidation, or conversion to rental property. These fair value estimates significantly impact the consolidated financial statements in that changes to fair value of NPLs that have elected the fair value option are reflected in unrealized gains and losses and recorded in current-period earnings.

Significant Accounting Policies

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

Restricted Cash

Restricted cash is primarily comprised of resident security deposits held by us and rental revenues held in accounts controlled by lenders on our debt facilities.

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

During the fourth quarter of 2013, we determined that our previous accounting policy for evaluating whether acquisitions of homes were an asset acquisition or a business combination was not in accordance with GAAP; however, its impact on our financial statements was immaterial. Accordingly, we revised our accounting policy and determined that homes acquired that had an existing lease in place should be accounted for as a business combination. Acquisitions of homes without a lease in place continue to be accounted for as asset acquisitions. Under business combination accounting guidance, acquisition costs are expensed, while acquisition costs incurred in an asset acquisition are capitalized as part of the cost of the acquired asset. Acquisition costs capitalized that relate to business combinations that occurred in the periods prior to September 30, 2013 were insignificant.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) allocate the cost of the property among land, building and in-place lease intangibles based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the lease and is recorded in other assets in our consolidated balance sheets.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for furniture and fixtures.

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings and building improvements over 30 years, and we depreciate other capital expenditures over periods ranging from four to 25 years. Land is not depreciated.

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

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $2.6 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

Non-Performing Loans

We have purchased pools of NPLs which were individually bid on and which we seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale loans are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO, but also

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. During the years ended December 31, 2014 and 2013, respectively, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. The transfer to single-family rental homes (“SFR”) occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to SFR is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as gains from the conversion of loans into real estate in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the year ended December 31, 2014 we converted $62.7 million in NPLs into $87.4 million in real estate assets that resulted in a gain of $24.7 million. During the year ended December 31, 2013, we converted $24.7 million in NPLs into $33.3 million in real estate assets that resulted in a gain of $8.6 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on NPLs, net.

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

We determine the purchase price for NPLs at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. Observable inputs to the model include loan amounts, payment history, and property types. Unobservable inputs to the model are discussed in Note 3- Fair Value Measurements.

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a single-family rental). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our consolidated statements of operations. During the years ended December 31, 2014 and 2013, respectively, we recorded $44.6 million and zero, respectively, in unrealized gains on the fair value of loans.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Concentrations

We hold significant concentrations (based upon acquisition cost) of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and, as such, we are more vulnerable to any adverse macroeconomic developments in such areas:

SFRs(1)

	As of December 31,
Market	2014	2013
South Florida	20%	28%
Atlanta	17%	17%
Houston	14%	16%
Dallas	12%	9%

NPLs(1)

	As of December 31,
State	2014	2013
Florida	18%	35%
California	16%	7%

(1)	Effective the first quarter of 2014, we revised prior period concentration classifications to conform to the current period’s presentation.

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

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets in our consolidated balance sheets.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we record all derivatives in the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in loss on derivative financial instruments, net in our consolidated statements of operations.

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will be recorded in subsequent periods through the maturity date as the notes accrete to their par value.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognized using the guidance in ASC Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.3 million and $1.0 million as of December 31, 2014 and 2013, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the consolidated statements of operations. During the years ended December 31, 2014 and 2013, we incurred bad debt expense of $2.6 million and $1.0 million, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

We recognize realized gains on loan conversions, net in each reporting period when our NPLs are converted to SFRs. The transfer to SFR occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, foreclosure timelines, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

We recognize realized gains on NPLs upon payoff of principal balance. The gain is calculated by subtracting basis from net proceeds of payoff.

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to us for the period by the weighted average number of common shares outstanding for the period. Diluted-earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs and convertible senior notes, except when doing so would be anti-dilutive.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation

The fair value of our restricted shares or RSUs granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the share price on the grant date. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We intend to operate as a REIT under Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We recorded provisions of approximately $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset and deferred tax liability as income tax expense during the year ended December 31, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $0.5 million for the year ended December 31, 2014.

Reclassification of Prior Period Amounts

In 2014, we reclassified revenue related to our NPL operating segment in the consolidated statements of operations to conform to the current period’s presentation. Prior amounts previously shown as other income were reclassified to conform to our current period presentation and are presented as realized gain on non-performing loans, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations. We believe revenues associated with our NPL business segment represents a separate segment of our operations and were a primary source of revenue for our business during 2014.

Further, we reclassified certain prior year expenses related to the Separation and certain third-party fees in the consolidated statements of operations. For the year ended December 31, 2013, we have reclassified costs of $1.7 million from general and administrative expenses to separation costs. We have also reclassified costs of $2.2 million from acquisition fees and other expenses to general and administrative expenses, and costs of $2.9 million from investment management fees to property operating and maintenance. We have also reclassified costs of $3.4 million from investment management fees to non-performing loan management fees and expenses. For the period from May 23, 2012 (inception) through December 31, 2012, we have reclassified costs of $2.3 million from acquisition fees and other expenses to general and administrative expenses, costs of $0.5 million from investment management fees to property operating and maintenance, and costs of $0.2 million from investment management fees to NPL management fees and expenses.

We also combined prior year development costs as reported in the consolidated balance sheets within land and building and improvements to conform to the current period’s presentation. As of December 31, 2013, Land has been allocated $51.3 million of development costs and building and improvements has been allocated $255.3 million of development costs to conform to our current presentation. We believe this disclosure is more

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

meaningful to investors and more comparable with our peers. We have also reclassified prior period “Geographic Concentration” percentages within footnote 2 to conform to the current year presentation. During the current year we changed the concentrations from the “MSA” for REO and “Region” for NPL’s to the “Market” for REO and “State” for the NPL. We believe the current year presentation is more meaningful to investors.

The above reclassifications had no impact on previously reported results, including the results of operations, net loss per common share or total assets.

Segment Reporting

We are focused primarily on acquiring single-family rental homes and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our two Co-Chief Executive Officers, who view our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our consolidated statements of operations associated with our NPL segment. Amounts in the prior year were reclassified to conform to the current year’s presentation as discussed above.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-10). ASU No. 2014-15 provides guidance about management’s responsibility to evaluate if there exists substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, the entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably determinable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact of adoption of ASU No. 2014-15 on our consolidated financial statement presentation and disclosures.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” or ASU 2014-11. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 25, 2014, and for interim periods after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an amendment to variable interest entities guidance in ASC Topic 810, Consolidation. ASU No. 2014-10 eliminated the requirement to present inception-to-date information

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU No. 2014-10 also eliminated an exception provided to development stage entities in consolidations under ASC Topic 810 for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU No. 2014-10 is not expected to have any impact on our consolidated financial statement presentation or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our consolidated financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on our consolidated statements of operations, balance sheets, or statements of cash flows.

In January 2014, ASU No. 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our consolidated financial statements because our accounting policies and disclosures are currently consistent with the requirements set forth in the guidance.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Residential real estate held for sale (Level III)
	Pre-Impairment Amount	Total Losses	Fair Value
Real estate held for sale:
Year Ended December 31, 2014	$5,613	$(1,365)	$4,248
Year Ended December 31, 2013	$5,641	$(1,174)	$4,467

	Residential real estate held for use (Level III)
	Pre-Impairment Amount	Total Losses	Fair Value
Real estate held for use:
Year Ended December 31, 2014	$14,039	$(1,214)	$12,825
Year Ended December 31, 2013	$—	$—	$—

For a summary of our real estate activity during the years ended December 31, 2014 and 2013, and the period from May 23, 2012 (inception) through December 31, 2012, refer to Note 5—Real Estate. During the period from May 23, 2013 (inception) through December 31, 2012, we recorded impairments of $0.5 million.

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013 (in thousands). There were no such conversions for the period from May 23, 2012 (inception) through December 31, 2012.

	Transfer of NPLs into Homes (Level III)
Non-recurring basis (assets)	Carrying Value	Realized Gains	Fair Value
Year Ended December 31, 2014	$62,764	$24,682	$87,446
Year Ended December 31, 2013	$24,702	$8,614	$33,316

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheet from those instruments using another accounting method. We have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our purchases of NPLs during year ended December 31, 2014. For a summary of our Level III activity for our NPLs carried at fair value during the year ended December 31, 2014, refer to Note 6—Non-Performing Loans.

The following table presents the fair value of our financial instruments not carried at fair value on the consolidated balance sheets (in thousands).

		December 31, 2014		December 31, 2013
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets not carried on the consolidated balance sheet at fair value
NPLs(1)	Level III	$152,399	$235,545	$214,965	$223,861
Asset-backed securitization certificates	Level III	26,553	26,553	—	—

Total assets		$178,952	$262,098	$214,965	$223,861

Liabilities not carried on the consolidated balance sheet at fair value
Credit facilities	Level III	$895,488	$895,488	$—	$—
3.00% Convertible Senior Notes due 2019	Level III	202,874	183,295	—	—
4.50% Convertible Senior Notes due 2017	Level III	160,236	161,221	—	—
Asset-backed securitization certificates	Level III	526,816	526,816	—	—

Total liabilities		$1,785,414	$1,766,820	$—	$—

(1)	Includes NPLs held for sale.

The fair value of our asset-backed securitization certificates and asset-backed securitization liability are estimated by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. As the transaction closed December 19, 2014, we concluded that the carrying value approximates fair value as of December 31, 2014. We have determined that our valuation of these arrangements should be classified in Level III of the value hierarchy. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy. The credit facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of December 31, 2014 and 2013:

	As of December 31,
Input	2014	2013
Discount rate	15%	N/A
Loan resolution probabilities—rental	0%-100%	N/A
Loan resolution probabilities—liquidation	0%-100%	N/A
Loan resolution timelines (in years)	0.1 to 5.8	N/A
Value of underlying properties	$2,900-$2,300,000	N/A

For a summary of our NPL transactions for the years ended December 31, 2014 and 2013, see Note 6—Non-Performing Loans.

Note 4. Net Loss per Share

Our shares began trading on February 3, 2014 on the NYSE under the ticker symbol “SWAY.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. For periods prior to the Distribution Date, the denominator for basic and diluted EPS is based on the number of our common shares outstanding on the Distribution Date. On the Distribution Date, SPT stockholders of record as of the close of business on January 24, 2014, received one of our common shares for every five shares of SPT common stock held as of the record date. Basic and diluted EPS and the average number of common shares outstanding for periods after the Distribution Date, were calculated using the number of our common shares outstanding immediately following the distribution and as adjusted for subsequent issuances and repurchases. The number of shares at the Distribution Date was used to calculate basic and diluted EPS as none of the equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
(in thousands, except per share amounts)	2014	2013
Numerator:
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(43,695)	$(23,424)	$(4,424)
Denominator:
Basic and diluted weighted average shares outstanding	38,624	39,111	39,111

Basic and diluted net loss per share	$(1.13)	$(0.60)	$(0.11)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the years ended December 31, 2014 and 2013, and the period from May 23, 2012 (inception) through December 31, 2012, both basic and diluted net loss per share are the same.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended December 31, 2014, 0.7 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive, and the RSUs do not participate in losses. We had no RSUs during the year ended December 31, 2013 or the period from May 23, 2012 (inception) through December 31, 2012.

For the year ended December 31, 2014, the potential common shares contingently issuable upon the conversion of 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) and the 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Senior Notes”) were also excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive. We did not issue any convertible notes prior to 2014.

Equity Transactions

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may repurchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During the year ended December 31, 2014, we repurchased 1.3 million shares for an aggregate purchase price of $34.3 million.

On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014. On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Total dividend payments of $5.4 million were made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the years ended December 31, 2014 and 2013 (in thousands)(1):

Balance as of January 1, 2013	$99,614
Acquisitions	534,018
Real estate converted from loans	33,326
Capitalized expenditures	102,307
Basis of real estate sold	(13,008)
Impairment of real estate	(1,174)

Balance as of December 31, 2013	755,083
Acquisitions	957,741
Real estate converted from loans	87,446
Capitalized expenditures	251,568
Basis of real estate sold	(37,563)
Impairment of real estate	(2,579)

Balance as of December 31, 2014	$2,011,696

(1)	Excludes accumulated depreciation related to investments in real estate as of December 31, 2014 and 2013, of $41.6 million and $5.7 million, respectively; and excludes accumulated depreciation on assets held for sale as of December 31, 2014 and 2013 of $0.1 million and zero, respectively. Total depreciation and amortization expense for the years ended December 31, 2014 and 2013, was $41.9 million and $6.1 million, respectively.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Non-Performing Loans

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

The following table summarizes transactions within our NPLs for the years ended December 31, 2014 and 2013:

(in thousands)	NPLs	NPLs (fair value option- Level III)
Balance as of January 1, 2013	$68,106	$—
Acquisitions	186,123	—
Basis of loans sold	(197)	—
Loans converted to real estate	(24,702)	—
Loan liquidations and other basis adjustments	(14,365)	—

Balance as of December 31, 2013	$214,965	$—
Acquisitions	—	486,509
Unrealized gain on NPLs, net	—	44,593
Basis of loans sold	(3,092)	—
Loans converted to real estate	(44,614)	(18,150)
Loan liquidations and other basis adjustments	(14,860)	(21,162)
Loans held for sale	(26,911)	—

Balance as of December 31, 2014	$125,488	$491,790

See Note 3—Fair Value Measurements for information regarding significant unobservable inputs used to measure the fair value of our NPLs as of December 31, 2014 and 2013.

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of December 31, 2014 and 2013, was $968.7 million and $447.3 million, respectively.

Note 7. Rental Revenue

Homes are leased to residents under operating leases with initial expiration dates ranging from 2015 to 2017. Under our standard lease terms, the residents are generally responsible for paying utilities, and we are generally responsible for paying property taxes and insurance, HOA fees and property repairs above specified thresholds.

The future minimum rental revenue to be received from residents as of December 31, 2014 is as follows:

(in thousands)
2015	$115,610
2016	35,146
2017	262
2018	—
2019	—
Thereafter	—

$151,018

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The credit facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of December 31, 2014 was approximately $441.2 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature that may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus a spread, which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations, and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of their business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

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

The facility includes customary events of default. The occurrence of an event of default will permit the lenders to terminate their commitments under the facility and accelerate payment of all amounts outstanding thereunder. In addition, if a default or a failure to observe the asset performance triggers should occur and be continuing, all of the rental income associated with the real estate properties of the SFR Borrower and its subsidiaries will, after payment of specified operating expenses, asset management fees and interest, be required to prepay the loans under the facility, which will preclude the SFR Borrower from being able to make distributions on its equity for our benefit.

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”). The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement will be used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust. The repurchase agreement was subsequently amended on October 10, 2014 to modify certain administrative requirements in the agreement.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3.00%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3.00%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar I, L.P. under the repurchase agreement and ancillary transaction documents. The outstanding balance on December 31, 2014 on this facility was approximately $454.2 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth and maximum leverage ratio.

Convertible Senior Notes

On July 7, 2014, we issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes. The sale of the 2019 Convertible Notes generated gross proceeds of $230.0 million and net proceeds of approximately $223.9 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering were used to acquire additional homes and NPLs, to repurchase our common shares and for general corporate purposes. Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. The 2019 Convertible Notes will mature on July 1, 2019.

On October 14, 2014, we issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes. The sale of the 2017 Convertible Notes generated gross proceeds of $172.5 million and net proceeds of approximately $167.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us. The net proceeds from the offering are to be used to acquire additional homes and NPLs, to repurchase our common shares and for general corporate purposes. Interest on the 2017 Convertible Notes will be payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. The 2017 Convertible Notes will mature on October 15, 2017.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the terms of the Convertible Senior Notes outstanding as of December 31, 2014 (in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)(3)	Maturity Date	Remaining Period of Amortization
2017 Convertible Notes	$172,500	4.50%	7.37%	33.2934	10/15/17	2.79 years
2019 Convertible Notes	$230,000	3.00%	6.02%	29.9242	07/01/19	4.50 years

	As of December 31,
	2014	2013
Total principal	$402,500	$—
Net unamortized discount	(39,390)	—

Carrying amount of debt components	$363,110	$—

Carrying amount of conversion option equity components recorded in additional paid-in capital	$42,721	$—

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)	We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at December 31, 2014, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the convertible senior notes did not exceed their principal amount at December 31, 2014 since the closing market price our common shares of $26.37 per share did not exceed the implicit conversion price of $33.42 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.
(3)	Effective January 15, 2015, the conversion rate for the 2019 Convertible Notes was adjusted to 30.2485 in accordance with the applicable indentures as a result of cash dividend payments.

The aggregate contractual interest expense was approximately $5.0 million for the year ended December 31, 2014. With respect to the amortization of the discount on the liability component of the convertible notes, we reported additional non-cash interest expense of approximately $4.1 million, of which $0.8 million was capitalized, for the year ended December 31, 2014.

Terms of Conversion

As of December 31, 2014, the conversion rate applicable to the 2019 Convertible Notes was 29.9242 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $33.42 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the Indenture Agreement dated as of July 7, 2014 between us and our Trustee, Wilmington Trust, National Association (the “Indenture Agreement”). On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances. At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture dated as of October 14, 2014 between us and our Trustee, Wilmington Trust, National Association (together with the Indenture Agreement, the “Indentures”). On or after April 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.

We may not redeem the Convertible Senior Notes prior to their maturity dates except to the extent necessary to preserve our status as a REIT for U.S. federal income tax purposes, as further described in the Indentures. If we undergo a fundamental change as defined in the Indentures, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indentures contain customary terms and covenants and events of default. If an event of default occurs and is continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Senior Notes, by notice to us and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the Convertible Senior Notes to be due and payable. However, in the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization respect to us (as set forth in the Indentures), 100% of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.

Asset-Backed Securitizations

On December 19, 2014 (the “Closing Date”), we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 single-family homes operated as rental properties (collectively, the “Properties”) contributed from our portfolio of single-family homes to a newly-formed special purpose entity indirectly owned by us. Subsequent to the Closing Date, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below). Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the senior secured revolving credit facility of our subsidiary, Starwood Waypoint Borrower, LLC, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

Each class of pass-through certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR plus a pass-through rate ranging from 1.30-4.55%. The table below shows the initial balance and pass-through rate for each class of the Offered Certificates. The weighted average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted average of the fixed-rate spreads of the Offered Certificates is 2.46%.

On the Closing Date, the Offered Certificates had the following initial par certificate balances, pass-through rates and ratings:

(in thousands) Certificate	Initial Balance	Pass-Through Rate	Ratings (KBRA/Moody’s/Morningstar)(1)

Class A	$234,231	One-Month LIBOR + 1.30%	AAA(sf)/Aaa(sf)/AAA
Class B	61,260	One-Month LIBOR + 1.95%	AA(sf)/Aa2(sf)/AA+
Class C	55,855	One-Month LIBOR + 2.65%	A-(sf)/A2(sf)/A+
Class D	39,639	One-Month LIBOR + 3.20%	BBB+(sf)/Baa2(sf)/BBB+
Class E	80,359	One-Month LIBOR + 4.30%	BBB-(sf)/NR/BBB-
Class F	33,152	One-Month LIBOR + 4.55%	BB+(sf)/NR/BB+
Class R	N/A	N/A	Not rated

Total/Effective weighted-average	$504,496	2.37%

(1)	The ratings shown are those of Kroll Bond Rating Agency, Inc. (“KBRA”), Moody’s Investors Service, Inc. (“Moody’s”) and Morningstar Credit Ratings, LLC (“Morningstar”). The interest rates on the certificates and classification are based on a credit assessment and rating by these rating agencies of the credit quality of the portfolio of the initial 4,095 homes securing the certificates and do not reflect any credit rating of us as an entity.

The assets of the Trust consist primarily of a single componentized promissory note (the “Note”) issued by a special purpose entity, SWAY 2014-01 Borrower, LLC, a Delaware limited liability company (the “Borrower”), evidencing a monthly-pay mortgage loan with an initial principal balance of $531.0 million, having six floating rate components and one fixed-rate component (the “Loan”). The Loan has a two-year term with three 12-month extension options and is guaranteed by the Borrower’s sole member (the “Equity Owner”), also a special purpose entity owned by us. The Loan is secured by a pledge of all of the assets of the Borrower, including first priority mortgages on the Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower. SWAY 2014-01 Depositor, LLC, our wholly-subsidiary, (the “Depositor”), the Borrower and the Equity Owner are under our common control.

The Loan was originated on the Closing Date between JPMorgan Chase Bank, National Association (the “Loan Seller”) and the Borrower. The Loan Seller sold the Loan to the Depositor, which then transferred the Loan to the Trustee (as defined below) of the Trust in exchange for the issuance of the Certificates. The Certificates were issued pursuant to a Trust and Servicing Agreement (the “Trust and Servicing Agreement”) between the Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Christiana Trust, a division of Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). Distributions will be made on the Certificates monthly on the 4th Business Day following the 13th day of each month (or, if such 13th day is not a Business Day, the immediately preceding Business Day), commencing in January 2015. The Class A, Class B, Class C, Class D, Class E and Class F Certificates accrue interest from and including the Closing Date. The Class R Certificates represent the residual interests in the Trust real estate mortgage investment conduit and do not have an initial certificate balance, pass-through rate, rating, or rated final distribution date and will not be entitled to distributions of principal or interest.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pass-through certificates represent the entire beneficial interest in the trust. The certificates (other than Class G) were offered and sold to qualified institutional buyers and non-U.S. persons through the placement agents retained for the transaction pursuant to the exemptions from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended. As part of the securitization transaction, various subsidiaries of us, through both distributions and contributions, transferred the Properties to Borrower, an indirect subsidiary of us, which then entered into the Loan Agreement. The Loan was deposited into the Trust in exchange for the pass-through certificates.

We evaluated the accounting for the securitization transaction under ASC 860, Transfers and Servicing. Specifically, we considered ASC 860-10-40-4 in determining whether the Depositor has surrendered control over the Loan as part of transferring it to the Trustee of the Trust. In this evaluation, we first considered and concluded that the transferee (i.e., the Trustee of the Trust), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred and assigned all right, title and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan. Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

We have also evaluated the transfer of the Loan from the Depositor to the Trustee of the Trust under ASC 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the securitization transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls or otherwise. Accordingly, we have concluded that the transfer of the Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC 860-10-40-4 through ASC 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC 860-20. As such, our consolidated financial statements, through the Borrower, our consolidated subsidiary, will continue to reflect the Properties at historical cost basis and a loan payable will be recorded in an amount equal to the principal balance outstanding on the Loan as discussed in further detail below.

Securitization Loan Agreement

As described above, on the Closing Date, the Borrower entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on the Loan, as of December 31, 2014 was approximately $526.8 million.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of computing, among other things, interest accrued on the Loan, the Loan is divided into seven components designated as “Component A,” “Component B,” “Component C,” “Component D,” “Component E” “Component F” and “Component G.” Each of the components corresponds to one class of Certificates with the same alphabetical designation and had, at the Closing Date of the transaction, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the initial principal amount of each component and the component spread added to the one-month LIBOR for each monthly interest period:

(in thousands)	Initial Principal Amount	Component Spread(1)
Component
Component A	$234,231	One-Month LIBOR + 1.4075%
Component B	61,260	One-Month LIBOR + 2.0575%
Component C	55,855	One-Month LIBOR + 2.7575%
Component D	39,639	One-Month LIBOR + 3.3075%
Component E	80,359	One-Month LIBOR + 4.4075%
Component F	33,152	One-Month LIBOR + 4.6575%
Component G	26,553	0.0005%

Total/Effective weighted-average	$531,049	2.3528%

(1)	Component Spread is a per annum rate equal to the sum of (a) the spread added to LIBOR to determine the pass-through rate for the class of Certificates corresponding to such component of the Loan, (b) the servicing fee and (c) the CREFC® license fee. If LIBOR is unascertainable, the components will accrue based on the prime rate defined in the Loan Agreement.

The Loan is secured by first priority mortgages on the Properties, which are owned by the Borrower. The Loan is also secured by a first priority pledge of the equity interests of the Borrower. The initial maturity date of the Loan is January 9, 2017 (the “Initial Maturity Date”). Borrower has the option to extend the Loan beyond the Initial Maturity Date for three successive one-year terms, provided that there is no event of default under the Loan Agreement on each maturity date, Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, and Borrower complies with the other terms set forth in the Loan Agreement. The Loan Agreement requires that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan Agreement is outstanding. The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees and interest, be required to prepay the Loan Agreement. The Borrower is also required to furnish various financial and other reports to the Lender.

Our underwriting process for residents of the Properties is consistent with the review and underwriting process for the other SFR owned by us. In limited circumstances in which a Property fails to comply with the property covenants and representations in the Loan Agreement and provided there is no event of default, we may substitute a comparable property meeting specified criteria or repay the allocated loan amount for such Property.

In connection with the Loan, we provided the Lender with a limited recourse guaranty agreement under which it agreed to indemnify the lender against specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants, as well as a guaranty of the entire amount of the Loan Agreement, not to exceed the greater of (i) $35.0 million (or if less, the entire outstanding balance of the Components A through F) and (ii) thirty-five percent of the aggregate outstanding

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

balance of Components A through F, in the event that the Borrower files insolvency proceedings or violates certain covenants that result in its being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. The guarantee also includes resolution of the cross-attaching liens which represents a potential exposure to us for as much as $95.6 million.

We have accounted for the transfer of the Loan to the Trustee of the Trust as a sale under ASC 860 with no resulting gain or loss as the Loan was both originated by the Loan Seller and immediately transferred at the same fair market value. We have also evaluated the purchased Class G certificates as a variable interest in the Trust and concluded that the Class G certificates will not absorb a majority of the Trust’s expected losses or receive a majority of the Trust’s expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust’s economic performance. Accordingly, we do not consolidate the Trust and consolidate, at historical cost basis, the 4,081 homes placed as collateral for the Loan and have recorded a $526.8 million net asset-backed securitization liability at December 31, 2014, representing the principal balance outstanding on the Loan, net of unamortized loan discounts of $2.2 million, in the accompanying consolidated balance sheets. Separately, the $26.6 million of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying consolidated balance sheets as of December 31, 2014.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of December 31, 2014, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $600.0 million.

As of December 31, 2014, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $50.5 million, of which 90 percent or $45.5 million of the cap notional, was designated in a cash flow hedging relationship as of December 31, 2014.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended December 31, 2014 such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and twelve months ended December 31, 2014, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $3,000 will be reclassified out of accumulated other comprehensive income as an increase to interest expense.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the fair value of our derivative financial instruments as of December 31, 2014. We had no outstanding derivatives at December 31, 2013 (in thousands):

	Fair Value of Derivatives in an Asset Position As of December 31,
	2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate caps	$104	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	322	—

Total derivatives	$426	$—

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Year Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI on Derivative (Effective Portion) Year Ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion, Reclassifications of Missed Forecasted Transactions and Amounts Excluded from Effectiveness Testing) Year Ended December 31,
	2014	2013		2014	2013		2014	2013
Interest rate caps	$(70)	$—	Interest expense	$—	$—	Other expense	$—	$—

	$(70)	$—		$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Loss Recognized in Income for the Year Ended December 31,
		2014	2013
Interest rate caps	Loss on derivative financial instruments, net	$(706)	$—

		$(706)	$—

Currently, we use interest rate cap agreements to manage our interest rate risk. The valuation of derivative contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable inputs, including interest rate curves and implied volatilities.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

counterparties. However, as of December 31, 2014, we have assessed the significance of the impact of credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Total Borrowings

As of December 31, 2014, we had total outstanding borrowings of $1.8 billion, of which borrowings under our credit facilities were $895.5 million, and the total recorded amount related to asset-backed securitizations were $526.8 million and the total recorded amount related to the convertible senior notes was $363.1 million. During the year ended December 31, 2014, we incurred $35.2 million in interest expense and capitalized approximately $2.2 million related to this indebtedness. We had no interest expense during the year ended December 31, 2013 or the period from May 23, 2012 (inception) through December 31, 2012.

As of December 31, 2014, we had approximately $40.1 million in deferred financing costs. We amortize these costs using the effective interest rate method. During the year ended December 31, 2014, we amortized $6.0 million of financing costs that were recorded as interest expense in our consolidated statement of operations and $0.4 million was capitalized. As of December 31, 2014, we are in compliance with all of our debt facility requirements.

The following table summarizes our contractual maturities of our debt as of December 31, 2014 (in thousands).

Year
2015	$454,249
2016	—
2017	1,142,740
2018	—
2019	230,000
Thereafter	—

Total	$1,826,989

Note 9. Share-Based Compensation

On January 16, 2014, we adopted: (i) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors and consultants and employees of our external Manager, (ii) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and together with the Equity Plan, the “Equity Plans”), which provides for the issuance of our common shares and common share-based awards to our Manager; and (iii) the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

In connection with the Separation, we granted (1) our Manager 777,574 RSUs and (2) certain employees of our Manager an aggregate of 199,991 of our RSUs. The award of RSUs to our Manager will vest ratably on a quarterly basis over a three-year period ending on April 1, 2017. The awards of RSUs to certain employees of our Manager will vest ratably in three annual installments on January 31, 2015, January 31, 2016 and January 31, 2017. In connection with the Separation, we granted 1,666 of our restricted common shares to each of our five non-executive trustees. These awards of restricted shares vest ratably in three annual installments on January 31,

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees. During the year ended December 31, 2014, we also granted 4,058 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of $0.1 million.

After giving effect to activity described above and summarized in the table below, we have 1,955,132 and 187,612 shares available for grant, as of December 31, 2014, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarized our RSUs and restricted share awards activity during the year ended December 31, 2014:

	Manager Equity Plan		Equity Plan		Non-Executive Trustee Share Plan		Total
	Shares(1)	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value
Nonvested shares, February 3, 2014	—	$—	—	$—	—	$—	—	$—
Granted	777,574	$30.00	199,991	$30.00	12,388	$28.95	989,953	$29.99
Vested	(259,183)	$30.00	(2,222)	$26.14	(4,058)	$26.80	(265,463)	$29.92
Forfeited	—	$—	(19,276)	$30.00	—	$—	(19,276)	$30.00

Nonvested shares, December 31, 2014	518,391	$30.00	178,493	$30.00	8,330	$28.95	705,214	$29.99

(1)	Shares vested under the Manager Equity Plan are vested but not yet issued as of December 31, 2014.

During the year ended December 31, 2014, we recorded $8.5 million of share-based compensation expense on our consolidated statements of operations. There were no share-based payments or grants in the year 2013 as our shares began trading on February 3, 2014. As of December 31, 2014, $17.4 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 2.1 years.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Related Party Transactions

The accompanying consolidated statements of operations include the following expenses that have been allocated from our Manager for the year ended December 31, 2014 and from SPT for the year 2013 and the period from May 23, 2012 (inception) through December 2012, to us. The allocated expenses generally represent (1) certain invoices that our Manager or SPT paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager or SPT that are estimated to have been attributable to us. SPT has not demanded, and does not expect to demand, payment from us for these expenses and, therefore, they were recorded as owner’s contributions; we believe the allocation of these expenses is considered appropriate under the Securities and Exchange Commission (“SEC”) guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

Type of Costs Incurred	Consolidated Financial Statement Location	Year Ended December 31,		Period from May 23, 2012 (inception) through December 31, 2012
		2014	2013
General expenses	Statement of operations	$14,127	$12,109	$1,291
Property operating and maintenance	Statement of operations	15,809	22	270
Management fee	Statement of operations	16,097	—	—

Subtotal		46,033	12,131	1,561
Development costs	Balance sheet-investments in real estate	17,007	—	—
Leasing costs	Balance sheet-other assets	6,179	—	—

Total related party costs		$69,219	$12,131	$1,561

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

For the year ended December 31, 2014, we incurred $53.1 million of costs. Prior to the Separation, our expenses were allocated to us by SPT. During the year ended December 31, 2013 and the period from May 23, 2012 (inception) through December 31, 2012, management fees allocated to us were $12.1 million and $1.6 million, respectively. As SPT did not seek (and will not seek) reimbursement of these costs, they were recorded as owner’s contribution.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means: (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents,

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the year ended December 31, 2014 was $16.1 million.

Fund XI Portfolio Purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI Portfolio”), an entity that certain of our officers had an ownership interest in, for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI Portfolio.

Note 11. Segment Reporting

In its operation of the business, management, including our chief operating decision makers, our Co-Chief Executive Officers, review certain financial information, including segmented internal profit and loss statements. The segment information within this note is reported on that basis.

We are focused primarily on acquiring SFRs and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our two Co-Chief Executive Officers who view our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income will now be presented as realized gain on NPLs, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations as we believe revenues associated with our NPL business segment represent a significant part of our ongoing operations.

We currently have two reportable business segments:

•	SFRs—includes the business activities associated with our investments in single-family residential properties

•	NPLs—includes the business activities associated with our investments in NPLs

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have presented the year ended December 31, 2013 amounts within this note to conform to the way we internally manage and monitor segment performance in the year ended December 31, 2014. Comparisons to 2012 are not meaningful because we had just begun acquiring and leasing homes during 2012.

Assets by Business Segment

	As of December 31,
(in thousands)	2014	2013
SFR	$2,264,040	$797,618
NPL	672,123	220,790

Total	$2,936,163	$1,018,408

Statements of Operations by Business Segment

	Year Ended December 31, 2014			Year Ended December 31, 2013
(in thousands)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues	$104,830	$—	$104,830	$16,793	$—	$16,793
Other property revenues	3,581	—	3,581	311	—	311
Realized gain on non-performing loans, net	—	9,770	9,770	—	5,139	5,139
Realized gain on loan conversions, net	—	24,682	24,682	—	8,624	8,624

Total revenues	108,411	34,452	142,863	17,104	13,763	30,867
Expenses
Property operating and maintenance	31,252	—	31,252	13,541	—	13,541
Real estate taxes and insurance	22,346	—	22,346	5,049	—	5,049
Mortgage loan servicing costs	—	28,959	28,959	—	6,065	6,065
Non-performing loan management fees and expenses	—	10,944	10,944	—	3,378	3,378
General and administrative	14,536	4,771	19,307	12,239	4,519	16,758
Share-based compensation	6,368	2,090	8,458	—	—	—
Investment management fees	12,119	3,978	16,097	—	—	—
Separation costs	2,797	746	3,543	1,937	715	2,652
Acquisition fees and other expenses	1,301	—	1,301	588	—	588
Interest expense, including amortization	24,992	10,231	35,223	—	—	—
Depreciation and amortization	41,872	—	41,872	6,115	—	6,115
Finance related expenses and write-off of loan costs	7,057	658	7,715	—	—	—
Impairment of real estate	2,579	—	2,579	1,174	—	1,174

Total expenses	167,219	62,377	229,596	40,643	14,677	55,320

Loss before other income, income tax expense and non-controlling interests	(58,808)	(27,925)	(86,733)	(23,539)	(914)	(24,453)

Other income (expense)
Realized (loss) gain on sales of investments in real estate, net	(224)	—	(224)	1,221	—	1,221
Unrealized gain on non-performing loans, net	—	44,593	44,593	—	—	—
Loss on derivative financial instruments, net	(706)	—	(706)	—	—	—

Total other income (expense)	(930)	44,593	43,663	1,221	—	1,221

Income (loss) before income tax expense and non-controlling interests	(59,738)	16,668	(43,070)	(22,318)	(914)	(23,232)
Income tax expense	460	—	460	252	—	252

Net income (loss)	(60,198)	16,668	(43,530)	(22,570)	(914)	(23,484)
Net (income) loss attributable to non-controlling interests	—	(165)	(165)	—	60	60

Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(60,198)	$16,503	$(43,695)	$(22,570)	$(854)	$(23,424)

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2014. The selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with our consolidated financial statements and the related notes. Net loss per share-basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for a full year or any future period.

	Quarter
(in thousands, except share and per share data)	First	Second	Third	Fourth
Year Ended December 31, 2014
Total revenue	$21,501	$34,332	$39,237	$47,793
Total expenses	$36,539	$49,130	$59,644	$84,283
Net loss	$(15,318)	$(12,033)	$(6,700)	$(9,479)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(15,308)	$(12,116)	$(6,713)	$(9,558)
Net loss per share, basic and diluted	$(0.39)	$(0.31)	$(0.17)	$(0.25)
Shares used in calculation—basic and diluted	39,110,969	39,079,365	38,613,270	37,860,335
Year Ended December 31, 2013
Total revenue	$1,524	$4,067	$10,219	$15,057
Total expenses	$4,844	$10,917	$13,485	$26,074
Net loss	$(3,395)	$(6,318)	$(3,253)	$(10,518)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(3,389)	$(6,308)	$(3,274)	$(10,453)
Net loss per share, basic and diluted	$(0.09)	$(0.16)	$(0.08)	$(0.27)
Shares used in calculation—basic and diluted	39,110,969	39,110,969	39,110,969	39,110,969

Note 13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2014 and 2013, we had executed agreements to purchase 240 and 61 homes, respectively, in separate transactions for an aggregate purchase price of $41.4 million and $7.8 million, respectively. As of December 31, 2013, we had contracted to purchase NPLs for a total purchase price of $101.3 million related to 496 homes.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Subsequent Events

Dividend Payment

On November 7, 2014, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend, totaling $5.4 million, was made on January 15, 2015 to shareholders of record at the close of business on December 31, 2014.

Dividend Declaration

On February 24, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend is expected to be made on April 15, 2015 to shareholders of record at the close of business on March 31, 2015.

Acquisition of Homes and NPLs

Subsequent to December 31, 2014, we have continued to purchase and sell NPLs and homes in the normal course of business. For the period from January 1 to January 31, 2015, we purchased 189 homes with an aggregate acquisition cost of approximately $34.6 million. During this period, we also sold NPLs with a total net settlement of $31.4 million that were secured by first liens on 171 homes but did not purchase any NPLs.

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE III—RESIDENTIAL REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

(dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period December 31, 2014
Region	Number of Properties	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total	Accumulated Depreciation	Depreciable Period	Date of Construction	Year Acquired
Atlanta	2,560	$57,262	$198,553	$—	$90,788	$57,262	$289,341	$346,603	$8,042	5 - 30 years	1946 - 2014	2012 - 2014
South Florida	2,225	79,818	236,025	—	84,513	79,818	320,538	400,356	9,584	5 - 30 years	1926 - 2010	2012 - 2014
Houston	1,628	40,372	172,343	—	34,423	40,372	206,766	247,138	6,105	5 - 30 years	1954 - 2014	2012 - 2014
Dallas	1,292	33,303	142,563	—	34,035	33,303	176,598	209,901	4,162	5 - 30 years	1915 - 2014	2012 - 2014
Tampa	1,275	29,898	108,996	—	32,480	29,898	141,476	171,374	3,766	5 - 30 years	1925 - 2013	2012 - 2014
Chicago	668	18,043	64,704	—	20,190	18,043	84,894	102,937	1,857	5 - 30 years	1891 - 2009	2012 - 2014
Denver	600	24,989	91,627	—	16,422	24,989	108,049	133,038	1,711	5 - 30 years	1951 - 2012	2012 - 2014
Orlando	530	14,377	48,894	—	12,777	14,377	61,671	76,048	1,415	5 - 30 years	1951 - 2007	2012 - 2014
Southern California	493	30,643	88,980	—	7,761	30,643	96,741	127,384	2,114	5 - 30 years	1921 - 2014	2012 - 2014
Northern California	292	15,604	48,186	—	4,553	15,604	52,739	68,343	1,604	5 - 30 years	1900 - 2008	2012 - 2014
Phoenix	279	8,008	31,148	—	5,660	8,008	36,808	44,816	1,063	5 - 30 years	1950 - 2008	2012 - 2014
Las Vegas	49	1,715	6,728	—	750	1,715	7,478	9,193	223	5 - 30 years	1953 - 2006	2012 - 2014
Other	435	12,252	53,175	—	9,138	12,252	62,313	74,565	—	5 - 30 years	1812 - 2008	2013 - 2014

Total	12,326	$366,284	$1,291,922	$—	$353,490	$366,284	$1,645,412	$2,011,696	$41,646

The gross aggregate cost of total real estate for federal income tax purposes was approximately $2,014,275 at December 31, 2014.

The following table presents our residential real estate activity for the years ended December 31, 2014 and 2013, and for the period from May 23, 2012 (inception) to December 31, 2012 (in thousands):

	Year Ended December 31,		For the Period May 23, 2012 (inception) through December 31, 2012
	2014	2013
Beginning balance	$749,353	$99,401	$—
Additions:
Real estate converted from NPLs	87,446	33,326	743
Other acquisitions	957,741	534,018	98,048
Capitalized expenditures	251,568	102,307	5,422

Total additions	1,296,755	669,651	104,213

Deductions:
Cost of real estate sold	37,563	13,008	4,140
Depreciation	35,916	5,517	213
Impairment of real estate	2,579	1,174	459

Total deductions	76,058	19,699	4,812

Ending balance	$1,970,050	$749,353	$99,401

Changes in accumulated depreciation for the years ended December 31, 2014 and 2013, and for the period from May 23, 2012 (inception) to December 31, 2012 are as follows (in thousands):

	Year Ended December 31,		For the Period May 23, 2012 (inception) through December 31, 2012
	2014	2013
Beginning balance	$5,730	$213	$—
Depreciation expense	35,916	5,517	213

Ending balance	$41,646	$5,730	$213

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2014

(in thousands)

State(1)	Contractual Interest Rate	Maturity Date	Payment Terms(2)	Prior Liens	Face Amount	Carrying Amount(3)
Florida	Fixed: 0.50 to 13.88% Floating: 2.00 to 14.10%	April 2008 - July 2057	Various	—	$202,041	$115,004
Illinois	Fixed: 2.00 to 2.75% Floating: 2.88 to 13.80%	October 2009 - July 2057	Various	—	94,894	59,716
California	Fixed: 2.00 to 12.10% Floating: 2.75 to 9.50%	October 2017 - December 2061	Various	—	125,319	107,440
New York	Fixed: 2.00 to 11.25% Floating: 2.25 to 12.13%	July 2017 - July 2057	Various	—	106,579	63,220
New Jersey	Fixed: 2.00 to 12.38% Floating: 3.00 to 11.99%	August 2018 - July 2057	Various	—	66,535	31,840
Arizona	Fixed: 2.00 to 10.73% Floating: 3.00 to 8.85%	February 2034 - April 2050	Various	—	30,447	19,425
Wisconsin	Fixed: 2.00 to 11.88% Floating: 2.63 to 9.44%	February 2010 - June 2052	Various	—	23,172	16,687
Maryland	Fixed: 2.00 to 13.08% Floating: 2.88 to 10.60%	March 2022 - April 2058	Various	—	52,113	32,258
Indiana	Fixed: 2.00 to 2.75% Floating: 2.88 to 11.00%	June 2008 - January 2054	Various	—	17,558	13,073
Pennsylvania	Fixed: 1.00 to 12.35% Floating: 2.85 to 11.88%	October 2016 - July 2054	Various	—	19,020	12,420
Georgia	Fixed: 2.00 to 10.98% Floating: 2.25 to 8.79%	December 2014 - August 2060	Various	—	20,510	13,011
Other	Fixed: 0.00 to 14.00% Floating: 1.75 to 12.25%	November 2009 - July 2057	Various	—	224,011	160,095

Total					$982,199	$644,189

(1)	All loans are secured by underlying homes.
(2)	Includes loans which are either principal and interest or interest only which begin amortizing during the loan term. All loans are designated as distressed and NPL and as such are on non-accrual status.
(3)	The carrying value of our loans approximates the aggregate cost for federal income tax purposes.

The following table sets forth the activity of mortgage loans for the years ended December 31, 2014 and 2013, and for the period May 23, 2012 (inception) through December 31, 2012 (in thousands):

(in thousands)	NPLs	NPLs (fair value option-Level III)
Balance as of May 23, 2012 (inception)	$—	$—
Acquisitions	68,999	—
Basis of loans sold	(116)	—
Loans converted to real estate	(743)	—
Loan liquidations and other basis adjustments	(34)	—

Balance as of December 31, 2012	$68,106	$—
Acquisitions	186,123	—
Basis of loans sold	(197)	—
Loans converted to real estate	(24,702)	—
Loan liquidations and other basis adjustments	(14,365)	—

Balance as of December 31, 2013	$214,965	$—
Acquisitions	—	486,509
Unrealized gain on NPLs, net	—	44,593
Basis of loans sold	(3,092)	—
Loans converted to real estate	(44,614)	(18,150)
Loan liquidations and other basis adjustments	(14,860)	(21,162)
Loans held for sale	(26,911)	—

Balance as of December 31, 2014	$125,488	$491,790

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer(s) and principal financial officer, as of the end of the period covered by this report, our principal executive officer(s) and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer(s) and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for us. Our management with the participation of our principal executive officers and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion or two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for in this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for in this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for in this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders or Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

The information called for in this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for in this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Financial Statements:

See Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K for a list of financial statements.

(2)	Financial Statement Schedules:

Included within Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K:

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

(3)	Exhibits:

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.1	Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

4.1	Indenture, dated as of July 7, 2014, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 7, 2014)

4.2	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 7, 2014)

4.3	Indenture, dated as of October 14, 2014, among the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 14, 2014)

4.4	Form of 4.50% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 14, 2014)

10.1	Amended and Restated Limited Partnership Agreement of Starwood Waypoint Residential Partnership, L.P., dated January 16, 2014, by and between Starwood Waypoint Residential Trust and Starwood Waypoint Residential GP, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.2	Management Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.3	Co-Investment and Allocation Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., SWAY Management LLC and Starwood Property Trust, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 5, 2014)

Exhibit No.	Exhibit Description

10.4+	Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.5+	Form of Restricted Share Award Agreement for Non-Executive Trustees (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.6+	Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.7+	Form of Restricted Share Unit Award Agreement for Initial Award to SWAY Management LLC under the Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.8+	Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.9+	Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.10+	Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.11	Registration Rights Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.12	Governance Rights Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P. and Waypoint Real Estate Group Holdco, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.13	Form of Indemnification Agreement of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.14	Purchase and Sale Agreement, dated March 3, 2014, by and among the Buyers, Seller, Waypoint Fund XI, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2014)

10.15	Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.16	Guaranty Agreement, dated March 11, 2014, by Starwood Waypoint Residential Trust in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.17	Limited Guaranty and Recourse Indemnity Agreement, dated June 13, 2014, by Starwood Waypoint Residential Trust, in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2014)

Exhibit No.	Exhibit Description

10.18	Amended and Restated Master Loan and Security Agreement, dated June 13, 2014, by and among Citibank, N.A., as Administrative Agent, the Lenders from time to time party thereto, Starwood Waypoint Borrower, LLC, as Borrower, and Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2014)

10.19	Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2014)

10.20	Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 1, 2014)

10.21	Loan Agreement, dated as of December 19, 2014, between SWAY 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy extension schema document

101.CAL	XBRL Taxonomy extension calculation linkbase document

101.DEF	XBRL Taxonomy extension definition linkbase document

101.LAB	XBRL Taxonomy extension labels linkbase document

101.PRE	XBRL Taxonomy extension presentation linkbase document

+	Indicates a management contract or compensatory plan
*	Filed herewith

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

Signature	Title	Date

/s/ Gary M. Beasley Gary M. Beasley	Co-Chief Executive Officer and Trustee (Principal Executive Officer)	March 6, 2015

/s/ Douglas R. Brien Douglas R. Brien	Co-Chief Executive Officer (Principal Executive Officer)	March 6, 2015

/s/ Nina A. Tran Nina A. Tran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

/s/ Barry S. Sternlicht Barry S. Sternlicht	Chairman of the Board of Trustees	March 6, 2015

/s/ Andrew J. Sossen Andrew J. Sossen	Trustee	March 6, 2015

/s/ Colin T. Wiel Colin T. Wiel	Trustee	March 6, 2015

/s/ Richard D. Bronson Richard D. Bronson	Trustee	March 6, 2015

/s/ Michael D. Fascitelli Michael D. Fascitelli	Trustee	March 6, 2015

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee	March 6, 2015

/s/ Christopher B. Woodward Christopher B. Woodward	Trustee	March 6, 2015