Form 10-Q
period 2015-03-31
Starwood Waypoint Residential Trust
filed 2015-05-13
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2015, there were 38,172,999 of the registrant’s common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Starwood Waypoint Residential Trust (“we,” “our” or “us”) contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the risk factors referenced in this Quarterly Report on Form 10-Q are set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K filed on March 6, 2015 and should be read in conjunction with this Quarterly Report on Form 10-Q;

•	expectations regarding the timing of generating additional revenues;

•	changes in our business and growth strategies;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the rental home market specifically, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve NPLs;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to effectively manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	the potential internalization of SWAY Management, LLC (our “Manager”);

•	our relationships with Starwood Capital Group Global, L.P. (“Starwood Capital Group”) and our Manager, and their ability to retain qualified personnel;

i

•	potential conflicts of interest with Starwood Capital Group, our Manager and Waypoint Real Estate Group HoldCo, LLC and its affiliates;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	actions and initiatives of the U.S. government and changes to U.S. government policies that impact the economy generally and, more specifically, the housing and rental markets;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us and, if applicable, certain of our subsidiaries to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

•	estimates relating to our ability to make distributions to our shareholders in the future.

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and see the discussion on risk factors in Item 1A. Risk Factors, that was filed with the Securities and Exchange Commission on March 6, 2015. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2015	2014
ASSETS
Investments in real estate
Land	$385,792	$359,889
Building and improvements	1,753,111	1,619,622

Total investment in properties	2,138,903	1,979,511
Less accumulated depreciation	(57,134)	(41,563)

Investment in real estate properties, net	2,081,769	1,937,948
Real estate held for sale, net	52,652	32,102

Total investments in real estate, net	2,134,421	1,970,050
Non-performing loans	109,911	125,488
Non-performing loans held for sale	—	26,911
Non-performing loans (fair value option)	489,505	491,790
Resident and other receivables, net	8,873	17,270
Cash and cash equivalents	85,178	175,198
Restricted cash	62,309	50,749
Deferred financing costs, net	32,289	34,160
Asset-backed securitization certificates	26,553	26,553
Other assets	16,273	17,994

Total assets	$2,965,312	$2,936,163

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$924,683	$895,488
Asset-backed securitization, net	526,935	526,816
Convertible senior notes, net	365,436	363,110
Accounts payable and accrued expenses	50,343	52,457
Resident security deposits and prepaid rent	21,039	17,857

Total liabilities	1,888,436	1,855,728

Commitments and contingencies (Note 11)
Equity:
Starwood Waypoint Residential Trust equity:
Preferred shares, $0.01 par value—100,000,000 authorized; none issued and outstanding as of March 31, 2015, and December 31, 2014	—	—
Common shares, $0.01 par value—500,000,000 authorized; 37,849,011 issued and outstanding as of March 31, 2015, and 37,778,663 issued and outstanding as of December 31, 2014	382	378
Additional paid-in capital	1,135,162	1,133,239
Accumulated deficit	(59,154)	(53,723)
Accumulated other comprehensive loss	(139)	(70)

Total Starwood Waypoint Residential Trust equity	1,076,251	1,079,824
Non-controlling interests	625	611

Total equity	1,076,876	1,080,435

Total liabilities and equity	$2,965,312	$2,936,163

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Rental revenues, net	$41,983	$13,765
Other property revenues	1,294	479
Realized gain on non-performing loans, net	10,171	1,843
Realized gain on loan conversions, net	8,549	5,414

Total revenues	61,997	21,501
Expenses
Property operating and maintenance	11,325	6,032
Real estate taxes and insurance	8,665	3,143
Mortgage loan servicing costs	9,995	4,882
Non-performing loan management fees and expenses	3,566	2,415
General and administrative	3,858	5,370
Share-based compensation	1,927	329
Investment management fees	4,781	2,757
Separation costs	—	3,543
Acquisition fees and other expenses	363	261
Interest expense, including amortization	17,617	1,500
Depreciation and amortization	18,008	5,473
Finance-related expenses and write-off of loan costs	544	—
Impairment of real estate	219	834

Total expenses	80,868	36,539

Loss before other income, income tax expense and non-controlling interests	(18,871)	(15,038)

Other income (expense)
Realized loss on sales of investments in real estate, net	(536)	(145)
Unrealized gain on non-performing loans, net	19,957	—
Loss on derivative financial instruments, net	(211)	—

Total other income (expense)	19,210	(145)

Income (loss) before income tax expense and non-controlling interests	339	(15,183)
Income tax expense	225	135

Net income (loss)	114	(15,318)
Net (income) loss attributable to non-controlling interests	(121)	10

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(7)	$(15,308)

Weighted-average shares outstanding—basic and diluted	37,821,364	39,110,969

Net loss per common share
Basic and diluted	$(0.00)	$(0.39)

Dividends declared per common share	$0.14	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Other Comprehensive Loss:
Net income (loss)	$114	$(15,318)
Interest rate caps	(69)	—

Comprehensive income (loss)	45	(15,318)
Comprehensive (income) loss attributable to non-controlling interests	(121)	10

Comprehensive loss attributable to Starwood Waypoint Residential Trust shareholders	$(76)	$(15,308)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Loss	Trust Equity	Interests	Equity
Balance at December 31, 2014	37,778,663	$378	$1,133,239	$(53,723)	$(70)	$1,079,824	$611	$1,080,435
Net loss	—	—	—	(7)	—	(7)	121	114
Dividends declared of $0.14 per share	—	—	—	(5,424)	—	(5,424)	—	(5,424)
Board member compensation paid in shares	2,043	—	—	—	—	—	—	—
Board member forfeiture of shares	(1,111)	—	—	—	—	—	—	—
Share-based compensation	69,416	4	1,923	—	—	1,927	—	1,927
Other comprehensive loss	—	—	—	—	(69)	(69)	—	(69)
Non-controlling interests distributions	—	—	—	—	—	—	(107)	(107)

Balance at March 31, 2015	37,849,011	$382	$1,135,162	$(59,154)	$(139)	$1,076,251	$625	$1,076,876

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Loss	Trust Equity	Interests	Equity
Balance at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$—	$990,419	$1,637	$992,056
Net loss attributable prior to Separation	—	—	—	(921)	—	(921)	(10)	(931)
Net loss attributable after Separation	—	—	—	(14,387)	—	(14,387)	—	(14,387)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	—	128,290	—	128,290
Share-based compensation	—	—	329	—	—	329	—	329
Non-controlling interests contributions	—	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	—	(592)	(592)

Balance at March 31, 2014	39,110,969	$391	$1,117,726	$(14,387)	$—	$1,103,730	$1,435	$1,105,165

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$114	$(15,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,008	5,473
Amortization of deferred financing costs	1,730	536
Amortization of securitization discount	119	—
Amortization of convertible debt discount	2,184	—
Share-based compensation expense	1,927	329
Realized loss on sales of investments in real estate, net	536	145
Realized gain on non-performing loans, net	(10,171)	(1,843)
Realized gain on loan conversions, net	(8,549)	(5,414)
Unrealized gain on non-performing loans, net	(19,957)	—
Loss on derivative financial instruments, net	211	—
Straight-line rents	(706)	—
Provision for doubtful accounts receivable	708	509
Impairment of real estate	219	834
Changes in assets and liabilities:
Resident and other receivables	7,689	(3,157)
Restricted cash	(12,567)	(3,060)
Other assets	(2,337)	(6,255)
Accounts payable and accrued expenses	(1,724)	6,254
Resident security deposits and prepaid rent	3,182	4,919

Net cash used in operating activities	(19,384)	(16,048)

Cash flows from investing activities:
Purchases of real estate	(127,646)	(296,220)
Additions to real estate	(37,409)	(55,834)
Proceeds from sale of real estate	22,144	5,910
Purchases of non-performing loans	—	(101,336)
Liquidation and other proceeds on loans	8,858	4,040
Principal repayments on loans	4,566	1,609
Proceeds from sale of loans	32,373	2,526
Restricted cash	1,007	(9,158)
Decrease (increase) in purchase deposits	1,997	(198)

Net cash used in investing activities	(94,110)	(448,661)

Cash flows from financing activities:
Borrowings on credit facilities	60,761	401,686
Payments of credit facilities	(31,566)	—
Payment of financing costs	(191)	(11,066)
Contributions from non-controlling interests	—	400
Distributions to non-controlling interests	(107)	(592)
Capital contributions	—	128,290
Payment of dividends	(5,423)	—

Net cash provided by financing activities	23,474	518,718

Net (decrease) increase in cash and cash equivalents	(90,020)	54,009
Cash and cash equivalents at beginning of period	175,198	44,613

Cash and cash equivalents at end of period	$85,178	$98,622

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest	$13,181	$—
Cash paid for income taxes	$225	$123
Non-cash investing activities
Accrued capital expenditures	$10,086	$13,817
Loan basis converted to real estate	$29,104	$11,767
Non-cash financing activities
Accrued distribution to common shareholders	$5,424	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014 (the “Distribution Date”), SPT completed the spin-off of us to its stockholders (the “Separation”), and we issued approximately 39.1 million common shares. Our shares began trading on February 3, 2014, on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100.0 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

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

Our Manager

We are externally managed and advised by SWAY Management, LLC (our “Manager”) pursuant to the terms of a management agreement (the “Management Agreement”), which will not expire until January 31, 2017. Our Manager is an affiliate of Starwood Capital Group Global, L.P. (“Starwood Capital Group”), a privately-held private equity firm founded and controlled by Barry Sternlicht, our chairman.

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

AS OF MARCH 31, 2015

(Unaudited)

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of March 31, 2015, results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2015 and 2014. The interim results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future annual or interim period. Certain amounts in the prior year’s condensed consolidated balance sheet, statement of operations, comprehensive income, and statement of cash flows have been reclassified to conform to the current period’s presentation (see Reclassification of Prior Period Amounts in this Note 2. Basis of Presentation and Significant Accounting Policies). These reclassifications had no impact on previously reported condensed consolidated balance sheets, results of operations, comprehensive income, and statements of cash flows.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015.

Prior to the Separation, the historical condensed consolidated financial statements were derived from the condensed consolidated financial statements and accounting records of SPT principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical condensed consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position, or cash flows in the future or what our results of operations, financial position, or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of SPT’s businesses have been identified in the historical condensed consolidated financial statements as transactions between related parties for periods prior to the Separation. We have no expenses allocated to us from SPT in 2014 or 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The most significant estimate that we make is of the fair value of our properties and NPLs. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Estimates pertaining to the fair value of NPLs use a discounted cash flow valuation model and consider alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. These fair value estimates significantly affect the condensed consolidated financial statements in that changes to fair value of NPLs that have elected the fair value option are reflected in unrealized gains and losses and recorded in current-period earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

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

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we primarily consider local BPOs but also consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $0.2 million and $0.8 million during the three months ended March 31, 2015 and 2014, respectively.

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

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being listed for sale and that it is ready to be sold. Held-for-sale loans are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs. During the three months ended March 31, 2015 and 2014, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it meets the criteria for being classified as held-for-sale, in which case the property is initially recorded at fair value less estimated costs to sell. The transfer to single-family rental homes (“SFR”) occurs when we have obtained title to the property through completion of the foreclosure process. SFR also includes a limited number of multi-unit properties. The fair value of these assets at the time of transfer to SFR is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as realized gain on loan conversion, net in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the three months ended March 31, 2015, we converted $29.1 million in NPLs into $37.6 million in real estate assets that resulted in a gain of $8.5 million. During the three months ended March 31, 2014, we converted $11.8 million in NPLs into $17.2 million in real estate assets that resulted in a gain of $5.4 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on NPLs, net.

Beginning in 2014, we have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of NPLs, we record the assets at fair value, which is the purchase price we paid for the loans on the acquisition date. NPLs are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current-period earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a SFR). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses, typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our condensed consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we recorded $20.0 million and zero, respectively, in unrealized gains on the fair value of loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

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

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in loss on derivative financial instruments, net in our condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital in our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will be recorded in subsequent periods through the maturity date as the notes accrete to their par value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Securitization/Sale and Financing Arrangements

We may periodically sell our financial assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control – an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.5 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we incurred bad debt expense of $0.7 million and $0.5 million, respectively.

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

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to us for the period by the weighted-average number of common shares outstanding for the period. Diluted-earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs and convertible senior notes, except when doing so would be anti-dilutive.

Share-Based Compensation

The fair value of our RSUs granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders’ equity. For grants to trustees, the fair value is determined based upon the share price on the grant date. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Income Taxes

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. We recorded provisions of approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Reclassification of Prior Period Amounts

In 2014, we reclassified revenue related to our NPL operating segment in the condensed consolidated statements of operations to conform to the current period’s presentation. Prior amounts previously shown as other income were reclassified to conform to our current-period presentation and are presented as realized gain on NPLs, net and realized gain on loan conversions, net within our revenue section in the condensed consolidated statements of operations. We believe revenues associated with our NPL business segment represent a separate segment of our operations and were a primary source of revenue for our business during the periods reported.

Further, we reclassified certain prior year expenses related to shared-based compensation and certain third-party fees in the condensed consolidated statements of operations. For the three months ended March 31, 2014, we have reclassified costs of $0.3 million from general and administrative expenses to share-based compensation. We have also reclassified costs of $0.1 million from general and administrative expenses to NPL management fees and expenses, and costs of $0.3 million from acquisition fees and other expenses to NPL management fees and expenses.

Geographic Concentrations

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of March 31,	As of December 31,
Market	2015	2014
South Florida	20%	20%
Atlanta	16%	17%
Houston	13%	14%
Dallas	12%	12%

Non-Performing Loans

	As of March 31,	As of December 31,
State	2015	2014
Florida	19%	18%
Illinois	12%	9%
California	7%	16%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-16 “Derivatives and hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815-10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in ASU 2014-16 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We are currently evaluating the impacts of the adoption of ASU 2014-16 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current generally accepted accounting principles. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

Cash and Cash Equivalents, Resident and Other Receivables, Restricted Cash, and Purchase Deposits

Fair values approximate carrying values due to their short-term nature. These valuations have been classified as Level I.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. See Note 2- Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate. The assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Residential real estate held for sale (Level III)
	Pre-impairment
	Amount	Total Losses	Fair Value
Real estate held for sale:
Three Months Ended March 31, 2015	$1,158	$(89)	$1,069
Three Months Ended March 31, 2014	$5,613	$(834)	$4,779

	Residential real estate held for use (Level III)
	Pre-impairment
	Amount	Total Losses	Fair Value
Real estate held for use:
Three Months Ended March 31, 2015	$644	$(130)	$514
Three Months Ended March 31, 2014	$—	$—	$—

For a summary of our activity for our real estate carried at fair value during the three months ended March 31, 2015, refer to Note 5-Real Estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the three months ended March 31, 2015 and 2014 (in thousands):

	Transfer of NPLs
	into Homes (Level III)
	Carrying	Realized	Fair
	Value	Gains	Value
Non-recurring basis (assets)
Three Months Ended March 31, 2015	$29,104	$8,549	$37,653
Three Months Ended March 31, 2014	$11,767	$5,414	$17,181

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

For a summary of our Level III activity for our NPLs carried at fair value during the three months ended March 31, 2015, refer to Note 6-Non-Performing Loans.

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		March 31, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the condensed consolidated balance sheet at fair value
NPLs	Level III	$109,911	$175,063	$152,399	$235,545
Asset-backed securitization certificates	Level III	26,553	26,553	26,553	26,553

Total assets		$136,464	$201,616	$178,952	$262,098

Liabilities not carried on the condensed consolidated balance sheet at fair value
Credit facilities	Level III	$924,683	$924,683	$895,488	$895,488
3.00% Convertible Senior Notes due 2019	Level III	204,204	195,188	202,874	183,295
4.50% Convertible Senior Notes due 2017	Level III	161,232	166,541	160,236	161,221
Asset-backed securitization, net	Level III	526,935	526,935	526,816	526,816

Total liabilities		$1,817,054	$1,813,347	$1,785,414	$1,766,820

As the transaction for our asset-backed securitization certificates and asset-backed securitization liability closed December 19, 2014, and there has not been a fundamental change in the market since the transaction closed, we concluded that the carrying value approximates fair value as of March 31, 2015 and December 31, 2014. We have determined that our valuation of these arrangements should be classified in Level III of the value hierarchy. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy. The credit facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, alternate loan resolution probabilities, resolution timelines, and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics, such as location and value of underlying collateral, affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015			As of December 31, 2014
Input	High	Low	Average	High	Low	Average
Discount rate	15%	15%	15%	15%	15%	15%
Loan resolution probabilities—rental	100%	0%	23%	100%	0%	24%
Loan resolution probabilities—liquidation	100%	0%	77%	100%	0%	76%
Loan resolution timelines (in years)	2.6	0.5	1.1	5.8	0.1	1.1
Value of underlying properties	$2,149,000	$3,000	$212,651	$2,300,000	$2,900	$212,358
Carrying costs	7%	7%	7%	7%	7%	7%
Annual advance	2.3%	2.3%	2.3%	2.3%	2.3%	2.3%
Legal costs	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%

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

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Numerator:
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(7)	$(15,308)
Denominator:
Basic and diluted weighted-average shares outstanding	37,821	39,111

Basic and diluted net loss per share	$0.00	$(0.39)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three months ended March 31, 2015, and the corresponding period of 2014, both basic and diluted net loss per share are the same.

For the three months ended March 31, 2015 and 2014, 0.6 million and 1.0 million, respectively, of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses.

For the three months ended March 31, 2015, the potential common shares contingently issuable upon the conversion of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) and our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Senior Notes”) were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash. We had no convertible note obligations outstanding during the corresponding period of 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Equity Transactions

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may repurchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During fiscal year 2014, we repurchased 1.3 million common shares for $34.3 million under this share repurchase program. For the three months ended March 31, 2015, we did not repurchase any shares pursuant to the share repurchase program.

On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014. On February 24, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Total dividend payments of $5.4 million were made on April 15, 2015 to shareholders of record at the close of business on March 31, 2015. There were no dividends declared or paid in the corresponding periods in 2014.

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2014 and the three months ended March 31, 2015 (in thousands):(1)

Balance as of January 1, 2014	$755,083
Acquisitions	957,741
Real estate converted from loans	87,446
Capitalized expenditures	251,568
Basis of real estate sold	(37,563)
Impairment of real estate	(2,579)

Balance as of December 31, 2014	2,011,696
Acquisitions	127,646
Real estate converted from loans	37,653
Capitalized expenditures	37,513
Basis of real estate sold	(22,734)
Impairment of real estate	(219)

Balance as of March 31, 2015	$2,191,555

(1)	Excludes accumulated depreciation related to investments in real estate as of March 31, 2015, December 31, 2014, and January 1, 2014, of $57.1 million, $41.6 million, and $5.7 million, respectively; and excludes accumulated depreciation on assets held for sale as of March 31, 2015, December 31, 2014, and January 1, 2014 of $0.1 million, $0.1 million and zero, respectively. Total depreciation and amortization expense for the three months ended March 31, 2015 and 2014, was $18.0 million and $5.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Note 6. Non-Performing Loans

We hold our NPLs within a condensed consolidated subsidiary that we established with Prime. We hold a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary’s day-to-day operations. Should this subsidiary realize future returns in excess of specific thresholds, Prime may receive incremental incentive distributions in excess of their ownership interest.

The following table summarizes transactions within our NPLs for the year ended December 31, 2014 and the three months ended March 31, 2015:

			NPLs
(in thousands)	NPLs	NPLs held for sale	(fair value option)
Balance as of January 1, 2014	$214,965	$—	$—
Acquisitions	—	—	486,509
Unrealized gain on non-performing loans, net	—	—	44,593
Basis of loans sold	(3,092)	—	—
Loans converted to real estate	(44,614)	—	(18,150)
Loan liquidations and other basis adjustments	(14,860)	—	(21,162)
Loans held for sale	(26,911)	26,911	—

Balance as of December 31, 2014	$125,488	$26,911	$491,790
Unrealized gain on non-performing loans, net	—	—	19,957
Basis of loans sold	—	(25,144)	—
Loans converted to real estate	(14,226)	—	(14,878)
Loan liquidations and other basis adjustments	(3,118)	—	(7,364)
Loans held for sale	1,767	(1,767)	—

Balance as of March 31, 2015	$109,911	$—	$489,505

See Note 3- Fair Value Measurements for information regarding significant unobservable inputs used to measure the fair value of our NPLs as of March 31, 2015 and December 31, 2014.

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of March 31, 2015 and December 31, 2014, respectively, was $843.8 million and $968.7 million.

Note 7. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity (“SPE”) to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The credit facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014, and December 19, 2014, to clarify certain definitions in the agreement. The outstanding balance on this facility as of March 31, 2015 and December 31, 2014, was approximately $501.7 million and $441.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature that may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus a spread, which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations, and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of the SFR Borrower’s business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

In connection with the SFR Facility, we provided a limited guaranty and recourse indemnity with respect to specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties, and covenants and a full guaranty in the event that SFR Borrower or its subsidiaries file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. Availability under the SFR Facility is limited by a formula equal to the lower of 60% of the SFR Borrower’s acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO.

The facility includes customary events of default. The occurrence of an event of default will permit the lenders to terminate their commitments under the facility and accelerate payment of all amounts outstanding thereunder. In addition, if a default or a failure to observe the asset performance triggers should occur and be continuing, all of the rental income associated with the real estate properties of the SFR Borrower and its subsidiaries will, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the loans under the facility, which will preclude the SFR Borrower from being able to make distributions on its equity for our benefit.

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I, L.P. (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”). The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million. The repurchase agreement is secured, among other things, by PrimeStar Fund I, L.P.’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H Fund I Trust. The repurchase agreement is used to finance the acquisition of pools of NPLs secured by residential real property and residential real property by PrimeStar-H Fund I Trust and by various wholly-owned subsidiaries of PrimeStar-H Fund I Trust. The repurchase agreement was subsequently amended on October 10, 2014, to modify certain administrative requirements in the agreement.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar I, L.P. under the repurchase agreement and ancillary transaction documents. The outstanding balance on March 31, 2015 and December 31, 2014, on this facility was approximately $423.0 million and $454.2 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The following tables summarize the terms of the Convertible Senior Notes outstanding as of March 31, 2015 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	7.37%	33.2934	10/15/17	2.55 years
2019 Convertible Notes	$230,000	3.00%	6.02%	30.2485	07/01/19	4.25 years

	As of	As of
	March 31, 2015	December 31, 2014
Total principal	$402,500	$402,500
Net unamortized discount	(37,064)	(39,390)

Carrying amount of debt components	$365,436	$363,110

Carrying amount of conversion option equity components recorded in additional paid-in capital	$42,721	$42,721

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)	We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at March 31, 2015, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the Convertible Senior Notes did not exceed their principal amount at March 31, 2015 since the closing market price of our common shares of $25.85 per share did not exceed the implicit conversion price of $33.06 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.

Terms of Conversion

As of March 31, 2015, the conversion rate applicable to the 2019 Convertible Notes was 30.2485 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $33.06 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement dated as of July 7, 2014, between us and our Trustee, Wilmington Trust, National Association (the “Indenture Agreement”). On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of March 31, 2015, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances. At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture dated as of October 14, 2014, between us and our Trustee, Wilmington Trust, National Association (together with the Indenture Agreement, the “Indentures”). On or after April 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

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

Asset-Backed Securitizations

On December 19, 2014 (the “Closing Date”), we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 single-family homes operated as rental properties (collectively, the “Properties”) contributed from our portfolio of single-family homes to a newly-formed SPE indirectly owned by us. Subsequent to the Closing Date, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below). Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the SFR Facility of our subsidiary, SFR Borrower, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

Each class of Certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR, plus a pass-through rate ranging from 1.30% to 4.55%. The table below shows the balance and pass-through rate for each class of the Offered Certificates as of March 31, 2015. The weighted-average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted-average of the fixed-rate spreads of the Offered Certificates is 2.46%.

As of March 31, 2015, the Offered Certificates had the following par certificate balances, pass-through rates, and ratings:

(in thousands)		Pass-Through	Ratings
Certificate	Balance	Rate	(KBRA/Moody’s/Morningstar) (1)
Class A	$232,193	One-Month LIBOR + 1.30%	AAA(sf)/Aaa(sf)/AAA
Class B	61,260	One-Month LIBOR + 1.95%	AA(sf)/Aa2(sf)/AA+
Class C	55,855	One-Month LIBOR + 2.65%	A-(sf)/A2(sf)/A+
Class D	39,639	One-Month LIBOR + 3.20%	BBB+(sf)/Baa2(sf)/BBB+
Class E	80,359	One-Month LIBOR + 4.30%	BBB-(sf)/NR/BBB-
Class F	33,152	One-Month LIBOR + 4.55%	BB+(sf)/NR/BB+
Class R	N/A	N/A	Not rated

Total/Effective weighted-average	$502,458	2.37%

(1)	The ratings shown are those of Kroll Bond Rating Agency, Inc. (“KBRA”), Moody’s Investors Service, Inc. (“Moody’s”), and Morningstar Credit Ratings, LLC (“Morningstar”) as of March 31, 2015. The interest rates on the certificates and classification are based on a credit assessment and rating by these rating agencies of the credit quality of the portfolio of the homes securing the certificates and do not reflect any credit rating of us as an entity.

The assets of the Trust consist primarily of a single componentized promissory note issued by a SPE, SWAY 2014-01 Borrower, LLC, a Delaware limited liability company (the “Borrower”), evidencing a monthly-pay mortgage loan with an initial principal balance of $531.0 million, having six floating rate components and one fixed-rate component (the “Loan”). The Loan has a two-year term with three 12-month extension options and is guaranteed by the Borrower’s sole member (the “Equity Owner”), also a SPE owned by us. The Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on the Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower. SWAY 2014-01 Depositor, LLC, our wholly-owned subsidiary, (the “Depositor”), the Borrower, and the Equity Owner are under our common control.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The Loan was originated on the Closing Date between JPMorgan Chase Bank, National Association (the “Loan Seller”) and the Borrower. The Loan Seller sold the Loan to the Depositor, which then transferred the Loan to the Trustee (as defined below) of the Trust in exchange for the issuance of the Certificates. The Certificates were issued pursuant to a Trust and Servicing Agreement (the “Trust and Servicing Agreement”) between the Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Christiana Trust, a division of Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). Distributions will be made on the Certificates monthly on the fourth business day following the 13th day of each month (or, if such 13th day is not a business day, the immediately preceding business day), commencing in January 2015. The Class A, Class B, Class C, Class D, Class E, and Class F Certificates accrue interest from and including the Closing Date. The Class R Certificates represent the residual interests in the Trust real estate mortgage investment conduit and do not have an initial certificate balance, pass-through rate, rating, or rated final distribution date, and will not be entitled to distributions of principal or interest.

The Certificates represent the entire beneficial interest in the trust. The Certificates (other than Class G) were offered and sold to qualified institutional buyers and non-U.S. persons through the placement agents retained for the transaction pursuant to the exemptions from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended. As part of the securitization transaction, various subsidiaries of us, through both distributions and contributions, transferred the Properties to Borrower, an indirect subsidiary of us, which then entered into the Loan Agreement. The Loan was deposited into the Trust in exchange for the Certificates.

We evaluated the accounting for the securitization transaction under ASC 860, Transfers and Servicing. Specifically, we considered ASC 860-10-40-4 in determining whether the Depositor has surrendered control over the Loan as part of transferring it to the Trustee of the Trust. In this evaluation, we first considered and concluded that the transferee (i.e., the Trustee of the Trust), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan. Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

We have also evaluated the transfer of the Loan from the Depositor to the Trustee of the Trust under ASC 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the securitization transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates, and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls, or otherwise. Accordingly, we have concluded that the transfer of the Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC 860-10-40-4 through ASC 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC 860-20. As such, our consolidated financial statements, through the Borrower, our consolidated subsidiary, will continue to reflect the Properties at historical cost basis and a loan payable will be recorded in an amount equal to the principal balance outstanding on the Loan as discussed in further detail below.

Securitization Loan Agreement

As described above, on the Closing Date, the Borrower entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR, plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on the Loan, as of March 31, 2015 was approximately $526.9 million.

For purposes of computing, among other things, interest accrued on the Loan, the Loan is divided into seven components designated as “Component A,” “Component B,” “Component C,” “Component D,” “Component E,” “Component F,” and “Component G.” Each of the components corresponds to one class of Certificates with the same alphabetical designation and had, at the Closing Date of the transaction, an initial component balance equal to the corresponding class of Offered Certificates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The following table sets forth the principal amount of each component and the component spread added to the one-month LIBOR for each monthly interest period as of March 31, 2015:

(in thousands)	Principal	Component
Component	Amount	Spread(1)
Component A	$232,193	One-Month LIBOR + 1.41%
Component B	61,260	One-Month LIBOR + 2.06%
Component C	55,855	One-Month LIBOR + 2.76%
Component D	39,639	One-Month LIBOR + 3.31%
Component E	80,359	One-Month LIBOR + 4.41%
Component F	33,152	One-Month LIBOR + 4.66%
Component G	26,553	0%

Total/Effective weighted-average	$529,011	2.36%

(1)	Component spread is a per annum rate equal to the sum of (a) the spread added to LIBOR to determine the pass-through rate for the class of Certificates corresponding to such component of the Loan, (b) the servicing fee and (c) the CREFC® license fee. If LIBOR is unascertainable, the components will accrue based on the prime rate defined in the Loan Agreement.

The Loan is secured by first-priority mortgages on the Properties, which are owned by the Borrower. The Loan is also secured by a first-priority pledge of the equity interests of the Borrower. The initial maturity date of the Loan is January 9, 2017 (the “Initial Maturity Date”). Borrower has the option to extend the Loan beyond the Initial Maturity Date for three successive one-year terms, provided that there is no event of default under the Loan Agreement on each maturity date, Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, and Borrower complies with the other terms set forth in the Loan Agreement. The Loan Agreement requires that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan Agreement is outstanding. The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the Loan Agreement. The Borrower is also required to furnish various financial and other reports to the Lender.

Our underwriting process for residents of the Properties is consistent with the review and underwriting process for the other SFRs owned by us. In limited circumstances in which a Property fails to comply with the property covenants and representations in the Loan Agreement and provided there is no event of default, we may substitute a comparable property meeting specified criteria or repay the allocated loan amount for such Property.

In connection with the Loan, we provided the Lender with a limited recourse guaranty agreement under which we agreed to indemnify the Lender against specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties, and covenants, as well as a guaranty of the entire amount of the Loan Agreement, not to exceed the greater of (i) $35.0 million (or if less, the entire outstanding balance of the Components A through F) and (ii) thirty-five percent of the aggregate outstanding balance of Components A through F, in the event that the Borrower files insolvency proceedings or violates certain covenants that result in its being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. The guarantee also includes resolution of the specified liens which represents a potential exposure to us for as much as $95.6 million.

We have accounted for the transfer of the Loan to the Trustee of the Trust as a sale under ASC 860 with no resulting gain or loss as the Loan was both originated by the Loan Seller and immediately transferred at the same fair market value. We have also evaluated the purchased Class G certificates as a variable interest in the Trust and concluded that the Class G certificates will not absorb a majority of the Trust’s expected losses or receive a majority of the Trust’s expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust’s economic performance. Accordingly, we do not consolidate the Trust and consolidate, at historical cost basis, the 4,081 homes placed as collateral for the Loan and have recorded a $526.9 million net asset-backed securitization liability at March 31, 2015, representing the principal balance outstanding on the Loan, net of unamortized loan discounts of $2.1 million, in the accompanying condensed consolidated balance sheets. Separately, the $26.6 million of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of March 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Interest Rate Cap

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of March 31, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $600.0 million.

As of March 31, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90% or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of March 31, 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014 such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. We recorded a loss of $0.2 million during the three months ended March 31, 2015 and no hedge ineffectiveness in earnings for the corresponding period in 2014.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $16,000 will be reclassified out of accumulated OCI as an increase to interest expense.

The table below presents the fair value of our derivative financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of
	March 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Interest rate caps	$35	$104
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	111	322

Total derivatives	$146	$426

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion, Reclassifications of Missed Forecasted Transactions and Amounts Excluded from Effectiveness Testing) Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Interest rate caps	$(69)	$—	Interest expense	$—	$—	Other expense	$—	$—

	$(69)	$—		$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Loss Recognized in Income for the Three Months Ended March 31,
		2015	2014
Interest rate caps	Loss on derivative financial instruments, net	$(211)	$—

		$(211)	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2015, we have assessed the significance of the impact of credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Total Borrowings

As of March 31, 2015, we had total outstanding borrowings of $1.8 billion, of which borrowings under our credit facilities were $924.7 million, and the total recorded amount related to asset-backed securitizations were $526.9 million and the total recorded amount related to the Convertible Senior Notes was $365.4 million. As of March 31, 2015, we had approximately $40.5 million in gross deferred financing costs. We amortize these costs using the effective interest rate method. As of March 31, 2015, we are in compliance with all of our debt facility requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross interest cost	$18,106	$1,615
Capitalized interest	489	115

Interest expense	$17,617	$1,500

The following table summarizes our contractual maturities of our debt as of March 31, 2015 (in thousands):

Year
2015 remainder	$422,972
2016	—
2017	1,203,222
2018	—
2019	230,000
Thereafter	—

Total	$1,856,194

Note 8. Share-Based Compensation

On January 16, 2014, we adopted (i) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of our external Manager, (ii) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan”, and together with the Equity Plan, the “Equity Plans”), which provides for the issuance of our common shares and common share-based awards to our Manager, and (iii) the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

In connection with the Separation, we granted (1) our Manager 777,574 RSUs and (2) certain employees of our Manager an aggregate of 199,991 of our RSUs. The award of RSUs to our Manager will vest ratably on a quarterly basis over a three-year period ending on April 1, 2017. The awards of RSUs to certain employees of our Manager vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017. In connection with the Separation, we also granted 8,330 of our restricted common shares to our non-executive trustees (1,666 to each of our five non-executive trustees). These awards of restricted shares vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees.

During the three months ended March 31, 2015, of the 777,574 RSUs awarded to our Manager, 323,988 vested. The remaining 453,586 grants will vest on quarterly basis over a two-year period ending on April 1, 2017. During the three months ended March 31, 2015, of the 199,991 RSU’s granted to certain employees of our manager, 59,497 RSUs vested and 21,943 RSUs were forfeited. The remaining 116,329 awards of RSUs will vest ratably in two annual installments on January 31, 2016, and January 31, 2017. During the three months ended, March 31, 2015, of the 8,330 restricted shares awarded to our non-executive trustees, 2,775 shares vested and 1,111 shares were forfeited. The remaining 4,444 awards of restricted shares vest ratably in two annual installments on January 31, 2016, and January 31, 2017.

During the three months ended March 31, 2015, 9,925 restricted shares were granted to our non-executive trustees (1,985 to each of our five non-executive trustees.) which vest on January 31, 2016. During the three months ended March 31, 2015, we also granted 2,043 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of $52,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

After giving effect to activity described above and summarized in the table below, we have 1,955,132 and 175,644 shares available for grant as of March 31, 2015, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSUs and restricted share awards activity during the three months ended March 31, 2015:

	Manager Equity Plan		Equity Plan		Non-Executive Trustee Share Plan		Total
	Shares	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value	Shares	Weighted- Average Grant date Fair Value
Nonvested shares, December 31, 2014	518,391	$30.00	178,493	$30.00	8,330	$28.95	705,214	$29.99
Granted	—	$—	—	$—	9,925	$25.18	9,925	$25.18
Vested	(64,805)	$30.00	(59,497)	$30.00	(2,775)	$30.00	(127,077)	$30.00
Forfeited	—	$—	(2,667)	$30.00	(1,111)	$30.00	(3,778)	$30.00

Nonvested shares, March 31, 2015	453,586	$30.00	116,329	$30.00	14,369	$26.06	584,284	$29.90

During the three months ended March 31, 2015 and 2014, respectively, we recorded $1.9 million and $0.3 million of share-based compensation expense on our condensed consolidated statements of operations. As of March 31, 2015, $13.7 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 1.9 years.

Note 9. Related-Party Transactions

The accompanying condensed consolidated statements of operations include the following expenses that have been allocated from our Manager for the three months ended March 31, 2015 and 2014, to us. The allocated expenses generally represent (1) certain invoices that our Manager paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager that are estimated to have been attributable to us. We believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

	Condensed Consolidated	Three Months Ended March 31,
Type of Costs Incurred	Financial Statement Location	2015	2014
Property operating and maintenance	Statements of operations	$6,340	$4,138
Management fee	Statements of operations	4,781	2,757
Other expenses	Statements of operations	4,114	4,282

Subtotal		15,235	11,177
Development costs	Balance sheets-investments in real estate	3,845	3,513
Leasing costs	Balance sheets-other assets	1,046	—

Total related-party costs		$20,126	$14,690

Reimbursement of Costs

We are required to reimburse our Manager for the costs incurred on our behalf. Cost reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks, and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks. For the three months ended March 31, 2015 and 2014, we incurred $15.3 million and $11.9 million of costs, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options, or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion, and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three months ended March 31, 2015 and 2014 was $4.8 million and $2.8 million, respectively.

Fund XI Portfolio Purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI Portfolio”), an entity that certain of our officers had an ownership interest in, for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI Portfolio.

Note 10. Segment Reporting

In the operation of the business, management, including our chief decision maker, our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The segment information within this note is reported on that basis.

We are focused primarily on acquiring SFRs and NPLs and currently operate in two reportable segments. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our Chief Executive Officer who views our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we have created new revenue line items in our condensed consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income will now be presented as realized gain on NPLs, net and realized gain on loan conversions, net within our revenue section in the condensed consolidated statements of operations as we believe revenues associated with our NPL business segment represent a significant part of our ongoing operations.

We currently have two reportable business segments:

•	SFRs—includes the business activities associated with our investments in residential properties

•	NPLs—includes the business activities associated with our investments in NPLs

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include management fees payable to our Manager and the Separation costs, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.

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

We have presented certain prior-period amounts within this note to conform to the way we internally manage and monitor segment performance in the current periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Assets by Business Segment

	As of
(in thousands)	March 31, 2015	December 31, 2014
SFR	$2,338,794	$2,264,040
NPL	626,518	672,123

Total	$2,965,312	$2,936,163

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Statements of Operations by Business Segment

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(in thousands)	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$41,983	$—	$41,983	$13,765	$—	$13,765
Other property revenues	1,294	—	1,294	479	—	479
Realized gain on non-performing loans, net	—	10,171	10,171	—	1,843	1,843
Realized gain on loan conversions, net	—	8,549	8,549	—	5,414	5,414

Total revenues	43,277	18,720	61,997	14,244	7,257	21,501
Expenses
Property operating and maintenance	11,325	—	11,325	6,032	—	6,032
Real estate taxes and insurance	8,665	—	8,665	3,143	—	3,143
Mortgage loan servicing costs	—	9,995	9,995	—	4,882	4,882
Non-performing loan management fees and expenses	—	3,566	3,566	—	2,415	2,415
General and administrative	2,977	881	3,858	5,262	108	5,370
Share-based compensation	1,487	440	1,927	322	7	329
Investment management fees	3,689	1,092	4,781	2,177	580	2,757
Separation costs	—	—	—	2,797	746	3,543
Acquisition fees and other expenses	363	—	363	—	261	261
Interest expense, including amortization	13,692	3,925	17,617	1,242	258	1,500
Depreciation and amortization	18,008	—	18,008	5,473	—	5,473
Finance-related expenses and write-off of loan costs	505	39	544	—	—	—
Impairment of real estate	219	—	219	834	—	834

Total expenses	60,930	19,938	80,868	27,282	9,257	36,539

Loss before other income, income tax expense and non-controlling interests	(17,653)	(1,218)	(18,871)	(13,038)	(2,000)	(15,038)

Other income (expense)
Realized loss on sales of investments in real estate, net	(536)	—	(536)	(145)	—	(145)
Unrealized gain on non-performing loans, net	—	19,957	19,957	—	—	—
Loss on derivative financial instruments, net	(211)	—	(211)	—	—	—

Total other income (expense)	(747)	19,957	19,210	(145)	—	(145)

Income (loss) before income tax expense and non-controlling interests	(18,400)	18,739	339	(13,183)	(2,000)	(15,183)
Income tax expense	225	—	225	135	—	135

Net income (loss)	(18,625)	18,739	114	(13,318)	(2,000)	(15,318)
Net (income) loss attributable to non-controlling interests	—	(121)	(121)	—	10	10

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(18,625)	$18,618	$(7)	$(13,318)	$(1,990)	$(15,308)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(Unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of March 31, 2015, we had executed agreements to purchase an additional 161 homes in separate transactions for an aggregate purchase price of $27.1 million. As of March 31, 2015, we had not contracted to purchase or sell any NPLs.

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

Note 12. Subsequent Events

Dividend Declaration

On May 6, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend will be made on July 15, 2015 to shareholders of record at the close of business on June 30, 2015.

2015 Share Repurchase Program

On May 6, 2015, our board of trustees authorized a share repurchase program. Under the program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016.

Acquisition of Homes

Subsequent to March 31, 2015, we have continued to purchase and sell homes in the normal course of business. For the period from April 1, 2015 through April 24, 2015, we purchased 96 homes with an aggregate acquisition cost of approximately $15.9 million. We did not purchase or sell any NPLs during this subsequent period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in Item 1A. Risk Factors included in our Annual Report on Form 10-K, as well as the factors described in this section.

Overview

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary, and lease them to qualified residents. We seek to take advantage of continuing dislocations in the housing market and the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value as the housing market continues to recover over the next several years. In addition to the direct acquisition of homes, we purchase pools of NPLs at significant discounts to their most recent BPO, which we may seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental pool assets or sold or (2) modify and hold or resell at higher prices if circumstances warrant. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation.

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

Prior to the Separation, the historical condensed consolidated financial statements were derived from the condensed consolidated financial statements and accounting records of SPT, principally representing the single-family segment, using the historical results of operations and historical basis of assets and liabilities of our businesses. The historical condensed consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the single-family business segment and other business segments of SPT’s businesses have been identified in the historical condensed consolidated financial statements as transactions between related parties for periods prior to the Separation.

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

Our Portfolio

As of March 31, 2015, our portfolio consisted of 17,398 owned homes and homes underlying NPLs, including (1) 13,368 homes and (2) 4,030 homes underlying 4,145 NPLs, of which 225 NPLs represent second, third, and unsecured liens. As of March 31, 2015, the 3,920 of first lien NPLs had an UPB of $843.8 million, a total purchase price of $549.6 million and total BPO value of $833.6 million and were secured by liens on 3,810 homes and 110 parcels of land. As of March 31, 2015, our homes that were rent ready for more than 90 days were approximately 98.8% leased, and our homes that were owned by us for 180 days or longer were approximately 95.0% leased.

As of March 31, 2015, we had executed agreements to purchase properties in 161 separate transactions for an aggregate purchase price of $27.1 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Homes

The following table provides a summary of our portfolio of SFRs as of March 31, 2015:

								Average
					Average			Home	Weighted	Average
		Non-	Number		Acquisition	Average	Aggregate	Size	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Home(5)
Atlanta	2,446	79	2,525	93.8%	$100,227	$125,210	$316.2	1,925	22	$1,189
South Florida	2,092	304	2,396	87.1%	$138,225	$174,453	418.0	1,582	45	$1,602
Houston	1,407	238	1,645	84.5%	$130,724	$146,765	241.4	2,049	26	$1,520
Tampa	1,271	111	1,382	89.7%	$103,074	$122,038	168.7	1,454	40	$1,244
Dallas	1,189	177	1,366	89.2%	$139,281	$158,395	216.4	2,130	21	$1,552
Denver	523	148	671	81.5%	$197,969	$224,222	150.4	1,586	32	$1,748
Chicago	587	74	661	90.3%	$120,058	$149,004	98.5	1,560	39	$1,652
Orlando	473	69	542	89.7%	$115,883	$140,869	76.3	1,592	38	$1,298
Southern California	429	41	470	88.7%	$239,392	$252,469	118.7	1,635	37	$1,811
Northern California	264	6	270	96.3%	$214,334	$228,044	61.6	1,504	45	$1,725
Phoenix	247	0	247	96.4%	$139,532	$158,345	39.1	1,543	40	$1,187
Las Vegas	42	0	42	92.9%	$156,411	$167,582	7.0	1,966	28	$1,299

Total / Average	10,970	1,247	12,217	89.1%	$132,474	$156,526	$1,912.3	1,763	33	$1,453

(1)	We define the stabilized home portfolio to include homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.
(2)	Excludes 1,151 homes that we do not intend to hold for the long-term.
(3)	Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a more meaningful measure to investors.
(4)	Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of March 31, 2015, the average actual renovation costs per renovated home were approximately $25,500.
(5)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of March 31, 2015:

		Homes 90 Days Past Rent Ready			Homes Owned 180 Days or Longer
				Average			Average
				Monthly			Monthly
	Total			Rent Per			Rent per
	Number of	Number of	Percent	Leased	Number of	Percent	Leased
Markets	Homes(1)(2)	Homes	Leased	Home(3)	Homes	Leased	Home(3)
Atlanta	2,525	2,058	98.7%	$1,187	2,430	94.9%	$1,181
South Florida	2,396	1,462	99.8%	$1,562	2,011	95.5%	$1,591
Houston	1,645	1,083	96.7%	$1,517	1,431	91.8%	$1,512
Tampa	1,382	1,058	99.7%	$1,244	1,156	95.4%	$1,235
Dallas	1,366	942	99.3%	$1,537	1,056	96.3%	$1,520
Denver	671	337	98.2%	$1,722	482	94.4%	$1,751
Chicago	661	549	99.1%	$1,654	553	97.1%	$1,657
Orlando	542	400	99.8%	$1,297	401	98.0%	$1,296
Southern California	470	389	95.9%	$1,806	422	92.7%	$1,782
Northern California	270	231	100.0%	$1,751	254	97.2%	$1,748
Phoenix	247	224	100.0%	$1,186	247	96.4%	$1,187
Las Vegas	42	37	100.0%	$1,295	42	92.9%	$1,299

Total / Average	12,217	8,770	98.8%	$1,432	10,485	95.0%	$1,439

(1)	Excludes 1,151 homes that we do not intend to hold for the long-term.
(2)	Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a more meaningful measure to investors.
(3)	Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent, Waypoints). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of March 31, 2015:

	Total Loans							Rental Pool Assets(4)
		Total
		Purchase	Total	Total		Purchase	Purchase		Percent of
		Price	UPB	BPO	Weighted-	Price as a	Price as a		Total Loans
	Loan	(in	(in	(in	Average	Percentage	Percentage	Loan	Per
State	Count(1), (2)	millions)	millions)	millions)	LTV(3)	of UPB	of BPO	Count	State
Florida	753	$95.5	$178.2	$154.8	98.2%	53.6%	61.7%	425	47.0%
Illinois	376	49.3	78.5	73.5	226.6%	62.8%	67.1%	195	21.5%
California	304	91.2	121.6	140.5	134.6%	75.0%	64.9%	160	17.7%
New York	213	45.3	70.6	81.8	130.4%	64.1%	55.3%	—	—%
Arizona	189	16.8	28.7	24.0	132.8%	58.5%	69.7%	11	1.2%
Wisconsin	167	14.6	20.0	23.5	124.9%	73.0%	62.2%	—	—%
Indiana	164	11.7	16.1	16.9	110.7%	72.7%	69.2%	—	—%
Maryland	156	30.5	45.5	38.1	114.0%	67.0%	80.0%	—	—%
New Jersey	148	23.4	38.7	36.1	138.7%	60.5%	64.9%	—	—%
Pennsylvania	123	11.7	17.8	16.8	126.1%	65.9%	69.9%	—	—%
Georgia	106	11.9	18.7	16.8	104.0%	63.6%	70.8%	47	5.2%
Other	1,221	147.7	209.4	210.8	117.6%	70.5%	70.1%	67	7.4%

Total / Average	3,920	$549.6	$843.8	$833.6	124.0%	65.1%	65.9%	905	100.0%

(1)	Represents first liens on 3,810 homes and 110 parcels of land.
(2)	Excludes 225 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.6 million.
(3)	Weighted-average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See “ – Factors Which May Influence Future Results of Operations—Loan-Related Expenses” for the definition of Rental Pool Assets.

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

Our operating results depend on sourcing NPLs. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of NPLs available to us for acquisition. Properties that are either in foreclosure and have not yet been sold or homes that owners are delaying putting on the market until prices improve are known as shadow inventory. We believe the available amount of shadow inventory provides for a significant acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase NPLs at lower prices than SFRs because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs. Generally, we expect that our NPL portfolio may grow at an uneven pace, as opportunities to acquire NPLs may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Home Stabilization

Before an acquired home becomes an income-producing asset, we must take possession of the home and renovate, market and lease the home in order to secure a resident. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired homes will affect our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations, and time needed for leasing the home for rental.

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

We expect to control renovation costs by leveraging our Manager’s supplier relationships, as well as those of our Manager’s exclusive partners, to negotiate attractive rates on items, such as appliances, hardware, paint, and carpeting. Our Manager will also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work that we believe will increase resident satisfaction and lower future repair and maintenance costs. The time to renovate a newly acquired home can vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the home. We expect to reduce the time required to complete renovations through our Manager’s relationship with what we consider to be best-in-class single-family home renovation companies.

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

Based on our prior experience, we anticipate that, for most of the non-leased homes that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of March 31, 2015, the 10,485 homes we owned for more than 180 days were approximately 95.0% leased. As of December 31, 2014, the 9,066 homes we owned for more than 180 days were approximately 93.4% leased.

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

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 4.3% and 8.2%, respectively, of our NPLs are located as of March 31, 2015 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

We also expect non-rental income from our acquired NPLs that are not converted to rentals. Such income will take the form of interest payments on loans that re-perform after being modified and cash flows from loan resolutions, such as short sales, third-party sales at foreclosure auctions and SFR sales.

In each of our markets, we monitor a number of factors that may affect the single-family real estate market and our residents’ finances, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and anticipated housing stock, prevailing market rental and mortgage rates, rental vacancies and credit availability. Growth in demand for rental housing in excess of the growth of rental housing supply, among other factors, will generally drive higher occupancy and rental rates. Negative trends in our markets with respect to these metrics or others could adversely affect our rental revenue.

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

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, the joint venture pays Prime a monthly asset management fee in arrears for all Non-Rental Pool Assets acquired:

(1) prior to March 1, 2014 equal to 0.167% of the aggregate net asset cost to the joint venture of such assets then existing; and

(2) on or after March 1, 2014 equal to:

(a) if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or less, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.0833% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (a)(i) minus (iii) the pro-rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month; or

(b) if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or more, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.05% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (b)(i) minus (iii) the pro-rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month.

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

Property Management and Acquisition Sourcing Companies

Our Manager provides most of our property management services internally. However, in certain markets where we do not own a large number of homes, our Manager utilizes strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, renovation and leasing services for our homes. In addition, our Manager utilizes strategic relationships with regional and local partners to exclusively assist us in identifying individual home acquisition opportunities within our target parameters in our target markets.

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

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and costs incurred under the Management Agreement. We expect these costs to decline as a percentage of revenue as our portfolio grows. As a result, in addition to management fees, we will incur costs related to reimbursing our Manager for our allocable share of compensation paid to certain of our Manager’s officers. Under the Management Agreement, we pay the fees described in Item 1. Financial Statements (Unaudited), Note 9 – Related-Party Transactions-Reimbursement of Costs included in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data (Unaudited), Note 2 – Basis of Presentation and Significant Accounting Policies in our Annual Report on Form 10-K filed on March 6, 2015.

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

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the three months ended March 31, 2015, we increased our home portfolio by 1,042 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of March 31, 2015 and December 31, 2014.

(dollar amounts in thousands)	As of March 31, 2015	As of December 31, 2014
Homes acquired, net	13,368	12,326
NPLs acquired, net	4,030	4,499

Total	17,398	16,825

Cost basis of acquired homes(1)	$2,191,555	$2,011,696
Carrying value of acquired NPLs	599,416	644,189

Total	$2,790,971	$2,655,885

(1)	Excludes accumulated depreciation related to investments in real estate as of March 31, 2015 and December 31, 2014 of $57.1 million and $41.6 million, respectively, and accumulated depreciation on assets held for sale as of March 31, 2015 and December 31, 2014 of $0.1 million and $0.1 million, respectively.

Recent Developments

Developments During the First Quarter of 2015

•	On January 7, 2015, we sold 171 NPLs for a purchase price of $31.4 million.

•	On January 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of December 31, 2014. Payments to shareholders totaled $5.4 million.

•	On February 24, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend, totaling $5.4 million, was made on April 15, 2015 to shareholders of record at the close of business on March 31, 2015.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 12 - Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to March 31, 2015.

Results of Operations

The main components of our net loss of $7,000 and $15.3 million, for the three months ended March 31, 2015 and 2014, respectively, were as follows:

Revenues

	Three Months Ended
	March 31,		Amount of	Percent
	2015	2014	Change	Change
Rental revenues	$41,983	$13,765	$28,218	205%
Other property revenues	1,294	479	815	170%
Realized gain on non-performing loans, net	10,171	1,843	8,328	452%
Realized gain on loan conversions, net	8,549	5,414	3,135	58%

Total revenues	$61,997	$21,501	$40,496	188%

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

For the three months ended March 31, 2015, total revenues increased by $40.5 million to $62.0 million compared to $21.5 million for the three months ended March 31, 2014. The increase is primarily due to an increase in rental revenues of $28.2 million as well as an increase in realized gains on NPLs, net of $8.3 million. The increase in rental revenues and realized gains on loan conversions is primarily attributable to portfolio growth. During the three months ended March 31, 2015, we increased our home portfolio by 1,042 homes, net of sales activities. We expect to continue to grow our home portfolio in 2015. We recorded gains of $8.5 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively, upon conversion of $29.1 million and $11.8 million in NPLs into $37.6 million and $17.2 million in real estate assets during the three months ended March 31, 2015 and 2014, respectively. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $10.2 million for the three months ended March 31, 2015. The increase in net gains over the three months ended March 31, 2014 of $1.8 million was driven by acquisitions of NPLs during 2014. Other property revenues include tenant charge backs, late charges and early-termination charges.

Expenses

	Three Months Ended
	March 31,		Amount of	Percent
	2015	2014	Change	Change
Property operating and maintenance	$11,325	$6,032	$5,293	88%
Real estate taxes and insurance	8,665	3,143	5,522	176%
Mortgage loan servicing costs	9,995	4,882	5,113	105%
Non-performing loan management fees and expenses	3,566	2,415	1,151	48%
General and administrative	3,858	5,370	(1,512)	-28%
Share-based compensation	1,927	329	1,598	486%
Investment management fees	4,781	2,757	2,024	73%
Separation costs	—	3,543	(3,543)	-100%
Acquisition fees and other expenses	363	261	102	39%
Interest expense, including amortization	17,617	1,500	16,117	1074%
Depreciation and amortization	18,008	5,473	12,535	229%
Finance-related expenses and write-off of loan costs	544	—	544	N/A
Impairment of real estate	219	834	(615)	-74%

Total expenses	$80,868	$36,539	$44,329	121%

For the three months ended March 31, 2015, total expenses increased by $44.3 million to $80.9 million compared to $36.5 million for the three months ended March 31, 2014. Relative to total revenues, total expenses decreased to 130% for the three months ended March 31, 2015, from 170% for the three months ended March 31, 2014.

Property Operating and Maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, HOA fees and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees and expenses allocated to us from our Manager. During the three months ended March 31, 2015, property operating and maintenance expense increased by $5.3 million from 2014 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the three months ended March 31, 2015, real estate taxes and insurance increased $5.5 million as compared to 2014. This increase related to the growth in the size of our portfolio of homes that are rent ready.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the three months ended March 31, 2015, mortgage loan servicing costs increased $5.1 million as compared to 2014. This increase related to the growth in the size of our NPL portfolio. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio, which is expected to decrease in future periods.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily composed of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three months ended March 31, 2015, these expenses increased by $1.2 million compared to 2014 due to increased pursuit costs and acquisitions of NPLs.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from our Manager (see Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q), as well as standard professional service costs such as audit fees and preparation of tax filings. When compared to 2014, general and administrative expense decreased by $1.5 million during the three months ended March 31, 2015 due to a reduction in allocated expenses from our Manager as well as improvements in efficiency primarily attributable to economies of scale, offset in part by increases in our overall portfolio size of homes and NPLs.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited), Note 8 - Share-Based Compensation included in this Quarterly Report on Form 10-Q, we adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2015 and 2014 resulted in an increase of share-based compensation cost for the three months ended March 31, 2015, of $1.6 million as compared to 2014 due to a greater number of shares vesting in the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Investment Management Fees

As discussed in Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q, we pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. During the three months ended March 31, 2015, investment management fees increased by $2.0 million as compared to 2014 due to fees only being incurred for a portion of the first quarter of 2014, after the Separation.

Separation Costs

Separation costs, which consisted primarily of legal and other professional service costs, were costs incurred in relation to the Separation. During the three months ended March 31, 2014, we recorded $3.5 million of such costs related to the Separation. There were no costs incurred in 2015 and no more additional Separation costs are anticipated.

Acquisition Fees and Other Expenses

Our acquisition fees and other expenses for the three months ended March 31, 2015 have increased by $0.1 million, as compared to 2014 as a result of increased acquisition activity during 2015.

Interest Expense, including Amortization

Interest expense increased by $16.1 million during the three months ended March 31, 2015 as compared to 2014, primarily resulting from our aggregate borrowings of $1.8 billion (see Item 1. Financial Statements (Unaudited), Note 7—Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three months ended March 31, 2015, depreciation and amortization increased by $12.5 million as compared to 2014, primarily as a result of the increased number of properties being acquired and placed in service.

Finance-Related Expenses and Write-off of Loan Costs

Finance-related expenses increased by $0.5 million during the three months ended March 31, 2015 as compared to 2014 (see Item 1. Financial Statements (Unaudited), Note 7—Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any new financing activities during 2015.

Impairment of Real Estate

We evaluate our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended March 31, 2015, we recorded a decrease of $0.6 million of impairment expense as compared to 2014. The primary reason for the decrease in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net and loss on derivative financial instruments, net. During the three months ended March 31, 2015, these activities resulted in income, net of gains and losses, of $19.2 million, an increase of $19.4 million compared to 2014. This increase is primarily attributable to the increased size of our NPL portfolio.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of March 31, 2015 and December 31, 2014 included cash and cash equivalents of $85.2 million and $175.2 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our shareholders.

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

In addition, we expect to strategically liquidate a portion of our NPL investments. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which our intended strategy is to convert NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $599.4 million as of March 31, 2015, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On January 15, 2015, our board of trustees paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on December 31, 2014. On February 24, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend was made on April 15, 2015 to shareholders of record at the close of business on March 31, 2015. On May 6, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend is expected to be made on July 15, 2015 to shareholders of record at the close of business on June 30, 2015. Any future distributions payable are indeterminable at this time.

Capital Resources

As of March 31, 2015, we have completed the following debt transactions (for further disclosure, see Item 1. Financial Statements (Unaudited), Note 7 – Debt included in this Quarterly Report on Form 10-Q).

Senior SFR Facility

On June 13, 2014, SFR Borrower, a wholly-owned indirect subsidiary of ours that was established as a SPE to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing our $1.0 billion SFR Facility with a syndicate of financial institutions led by Citibank, N.A. as administrative agent. The credit facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of March 31, 2015 was approximately $501.7 million.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature that may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of LIBOR plus a spread which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding.

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

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one-year extension option, which may be exercised by PrimeStar Fund I, L.P. upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015. The outstanding balance on March 31, 2015 on this facility was approximately $423.0 million.

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

Asset-Backed Securitization Transaction

On the Closing Date, we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental Certificates issued by the Trust established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 SFRs operated as rental properties contributed from our portfolio of SFRs to a newly-formed SPE indirectly owned by us. Subsequent to the Closing Date, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below). Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the senior SFR Facility of our subsidiary, SFR Borrower, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

Each class of Certificate (other than Class G and Class R) offered to investors, accrues interest at a rate based on one-month LIBOR plus a pass-through rate ranging from 1.30-4.55%. The weighted-average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement and amortization of the discount over the resulting fully extended period, the effective weighted-average of the fixed-rate spreads of the Offered Certificates is 2.46%.

On the Closing Date, the Borrower entered into the Loan Agreement, with JPMorgan Chase Bank, National Association, as Lender. Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from the Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on this transaction, net of discounts, as of March 31, 2015 was approximately $526.9 million.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of March 31, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. These caps have maturities within the next three years and a total notional amount of $600.0 million.

As of March 31, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90 percent or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of March 31, 2015.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(19,384)	$(16,048)
Net cash used in investing activities	(94,110)	(448,661)
Net cash provided by financing activities	23,474	518,718

Net (decrease) increase in cash and cash equivalents	$(90,020)	$54,009

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations of $19.4 million and $16.0 million for the three months ended March 31, 2015 and 2014, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisition capital expenditures. Net cash used in investing activities was $94.1 million for the three months ended March 31, 2015 due primarily to the $136.2 million and $28.8 million spent on the acquisition and renovation of newly acquired homes, respectively, offset in part by proceeds from the sale of NPLs of $32.4 million and proceeds from the sale of real estate of $22.1 million. Net cash used in investing activities was $448.7 million for the three months ended March 31, 2014 due primarily to the $296.2 million and $55.8 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $101.3 million spent on acquiring new NPLs.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash provided by financing activities of $23.5 million for the three months ended March 31, 2015 substantially all of which resulted from our net borrowings on our debt facilities, which totaled $29.2 million offset in part by the payment of dividends which totaled $5.4 million. Cash flows provided by financing activities totaled $518.7 million during the three months ended March 31, 2014, primarily resulting from our net borrowings on our debt facilities, which totaled $401.7 million, and equity contributions, which totaled $128.3 million.

Recent Accounting Pronouncements

See Item 1. Financial Statements (Unaudited), Note 2 – Basis of Presentation and Significant Accounting Policies included in this Quarterly Report on Form 10-Q for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or variable interest entities (“VIEs”), in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 1. Financial Statements (Unaudited), Note 7—Debt included in this Quarterly Report on Form 10-Q for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations as of March 31, 2015:

	March 31,
(in millions)	2015	2016	2017	2018	2019	After 2019	Total
Home purchase obligations(1)	$27.1	$—	$—	$—	$—	$—	$27.1
SFR Facility	—	—	501.7	—	—	—	501.7
Master Repurchase Agreement	423.0	—	—	—	—	—	423.0
2017 Convertible Notes	7.7	7.8	180.3	—	—	—	195.8
2019 Convertible Notes	3.5	6.9	6.9	6.9	236.9	—	261.1
Securitization	—	—	529.0	—	—	—	529.0

	$461.3	$14.7	$1,217.9	$6.9	$236.9	$—	$1,937.7

(1)	Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement or the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Item 1. Financial Statements (Unaudited), Note 12-Subsequent Events included in this Quarterly Report on Form 10-Q or to any potential extension of term obligations.

Non-GAAP Measures

Funds from Operations and Core Funds from Operations

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

We believe that FFO is a meaningful supplemental measure of the operating performance of our single-family rental business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of FFO as a measure of our performance is limited.

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, non-recurring costs associated with the Separation, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items, as applicable.

Management also believes that FFO and Core FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO and Core FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definition.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of FFO and Core FFO for the three months ended March 31, 2015 and the corresponding period of 2014:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2015	2014
Reconciliation of net loss to FFO(1)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(7)	$(15,308)
Add (deduct) adjustments from net loss to get to FFO:
Depreciation and amortization on real estate assets	18,008	5,473
Gain on sales of previously depreciated investments in real estate	(246)	—
Non-controlling interests	121	(10)

Subtotal—FFO	17,876	(9,845)
Add (deduct) adjustments to FFO to get to Core FFO:
Share-based compensation	1,927	—
Separation costs	—	3,543
Acquisition fees and other expenses	363	815
Adjustments for derivative financial instruments, net	111	—
Non-cash interest expense related to amortization on convertible senior notes	2,184	—

Core FFO	$22,461	$(5,487)

Core FFO per common share	$0.59	$(0.14)
Dividends declared per common share	$0.14	$—
Weighted-average shares - basic and diluted	37,821,364	39,110,969

(1)	Commencing with the three months ended June 30, 2014, we changed our definition of Core FFO to include adjustments related to share-based compensation and exclude adjustments related to acquisition pursuit costs. The figures shown for the three months ended March 31, 2015 reflect these changes, however, the figures shown for the corresponding period in 2014 remain as reported in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014. Core FFO is a non-GAAP measure.

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

We currently borrow funds at variable rates using secured financings. At March 31, 2015, we had $1.4 billion of variable rate debt outstanding, of which $650.5 million was protected by interest rate caps. The estimated aggregate fair market value of this debt was $1.4 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $14.3 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 1. Financial Statements (Unaudited), Note 11 – Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 6, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014, our board of trustees authorized a share repurchase program. Under the program, we may purchase up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During the year ended December 31, 2014, we repurchased a total of 1.3 million shares for an aggregate purchase price of $34.3 million. There were no shares repurchased during the three months ended March 31, 2015. As of March 31, 2015, the maximum amount that may yet be repurchased under the program was $115.7 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: May 12, 2015	By:	/s/ Douglas Brien
Douglas Brien
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Nina Tran
Nina Tran
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

3.1	Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document