Form 10-Q
period 2015-06-30
Starwood Waypoint Residential Trust
filed 2015-08-06
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of July 31, 2015, there were 37,906,741 of the registrant’s common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

i

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2015	2014
ASSETS
Investments in real estate properties
Land	$389,320	$359,889
Building and improvements	1,815,697	1,619,622
Total investments in real estate properties	2,205,017	1,979,511
Less: accumulated depreciation	(72,572)	(41,563)
Investments in real estate properties, net	2,132,445	1,937,948
Real estate held for sale, net	94,293	32,102
Total investments in real estate properties, net	2,226,738	1,970,050
Non-performing loans	79,538	125,488
Non-performing loans held for sale	87,509	26,911
Non-performing loans (fair value option)	412,503	491,790
Resident and other receivables, net	23,620	17,270
Cash and cash equivalents	79,984	175,198
Restricted cash	87,247	50,749
Deferred financing costs, net	29,605	34,160
Asset-backed securitization certificates	26,553	26,553
Other assets	20,836	17,994
Total assets	$3,074,133	$2,936,163
LIABILITIES AND EQUITY
Liabilities:
Senior SFR facility	$629,558	$441,239
Master repurchase agreement	404,730	$454,249
Asset-backed securitization, net	527,043	526,816
Convertible senior notes, net	367,792	363,110
Accounts payable and accrued expenses	60,121	52,457
Resident security deposits and prepaid rent	22,091	17,857
Total liabilities	2,011,335	1,855,728
Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value-100,000,000 authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value-500,000,000 authorized; 37,841,943 issued and outstanding as of June 30, 2015, and 37,778,663 issued and outstanding as of December 31, 2014	381	378
Additional paid-in capital	1,128,334	1,133,239
Accumulated deficit	(67,999)	(53,723)
Accumulated other comprehensive loss	(162)	(70)
Total Starwood Waypoint Residential Trust equity	1,060,554	1,079,824
Non-controlling interests	2,244	611
Total equity	1,062,798	1,080,435
Total liabilities and equity	$3,074,133	$2,936,163

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Rental revenues, net	$46,677	$23,602	$88,660	$37,367
Other property revenues	1,539	890	2,833	1,369
Realized gain on non-performing loans, net	4,315	3,357	14,486	5,200
Realized gain on loan conversions, net	6,123	6,483	14,672	11,897
Total revenues	58,654	34,332	120,651	55,833
Expenses
Property operating and maintenance	10,195	7,791	21,520	13,823
Real estate taxes and insurance	8,880	4,468	17,545	7,611
Mortgage loan servicing costs	9,586	5,139	19,581	10,021
Non-performing loan management fees and expenses	2,589	1,871	6,155	4,286
General and administrative	4,004	4,444	7,862	9,814
Share-based compensation	1,390	2,130	3,317	2,459
Investment management fees	4,881	3,993	9,662	6,750
Separation costs	—	—	—	3,543
Acquisition fees and other expenses	259	186	622	447
Interest expense, including amortization	19,595	5,191	37,212	6,691
Depreciation and amortization	18,984	7,243	36,992	12,716
Finance related expenses and write-off of loan costs	911	5,441	1,455	5,441
Impairment of real estate	440	1,233	659	2,067
Total expenses	81,714	49,130	162,582	85,669
Loss before other income, income tax expense and non-controlling interests	(23,060)	(14,798)	(41,931)	(29,836)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	458	(56)	704	(201)
Realized gain on sales of divestiture homes, net	1,101	—	319	—
Unrealized gain on non-performing loans, net	18,426	3,641	38,383	3,641
Loss on derivative financial instruments, net	(65)	(470)	(276)	(470)
Total other income	19,920	3,115	39,130	2,970
Loss before income tax expense and non-controlling interests	(3,140)	(11,683)	(2,801)	(26,866)
Income tax expense	199	350	424	485
Net loss	(3,339)	(12,033)	(3,225)	(27,351)
Net income attributable to non-controlling interests	(98)	(83)	(219)	(73)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(3,437)	$(12,116)	$(3,444)	$(27,424)
Weighted-average shares outstanding-basic and diluted	38,096,969	39,079,365	37,959,928	39,091,796
Net loss per common share
Basic and diluted	$(0.09)	$(0.31)	$(0.09)	$(0.70)
Dividends per common share	$0.14	$—	$0.28	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other Comprehensive Loss:
Net loss	$(3,339)	$(12,033)	$(3,225)	$(27,351)
Interest rate caps	(23)	—	(92)	—
Comprehensive loss	(3,362)	(12,033)	(3,317)	(27,351)
Comprehensive income attributable to non-controlling interests	(98)	(83)	(219)	(73)
Comprehensive loss attributable to Starwood Waypoint Residential Trust shareholders	$(3,460)	$(12,116)	$(3,536)	$(27,424)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(Unaudited)

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	37,778,663	$378	$1,133,239	$(53,723)	$(70)	$1,079,824	$611	$1,080,435
Net loss	—	—	—	(3,444)	—	(3,444)	219	(3,225)
Dividends declared or paid	—	—	—	(10,832)	—	(10,832)	—	(10,832)
Repurchases of common shares	(332,250)	(4)	(8,298)	—	—	(8,302)	—	(8,302)
Board member compensation paid in shares	3,237	—	83	—	—	83	—	83
Board member forfeiture of shares	(1,111)	—	—	—	—	—	—	—
Share-based compensation	393,404	7	3,310	—	—	3,317	—	3,317
Other comprehensive loss	—	—	—	—	(92)	(92)	—	(92)
Non-controlling interests contributions	—	—	—	—	—	—	1,521	1,521
Non-controlling interests distributions	—	—	—	—	—	—	(107)	(107)
Balance at June 30, 2015	37,841,943	$381	$1,128,334	$(67,999)	$(162)	$1,060,554	$2,244	$1,062,798

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Loss	Trust Equity	Interests	Equity
Balance at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$—	$990,419	$1,637	$992,056
Net loss attributable prior to Separation	—	—	—	(921)	—	(921)	(10)	(931)
Net loss attributable after Separation	—	—	—	(26,503)	—	(26,503)	83	(26,420)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	—	128,290	—	128,290
Repurchases of common shares	(106,414)	—	(2,903)	—	—	(2,903)	—	(2,903)
Board member compensation paid in shares	2,684	—	73	—	—	73	—	73
Share-based compensation	—	—	2,459	—	—	2,459	—	2,459
Non-controlling interests contributions	—	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	—	(1,446)	(1,446)
Balance at June 30, 2014	39,007,239	$391	$1,117,026	$(26,503)	$—	$1,090,914	$664	$1,091,578

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,225)	$(27,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,992	12,716
Amortization of deferred financing costs	4,346	1,590
Amortization of securitization discount	227	—
Amortization of convertible debt discount	4,443	—
Board member compensation paid in shares	83	73
Share-based compensation expense	3,317	2,459
Realized loss (gain) on sales of investments in real estate, net	(704)	201
Realized gain on sales of divestiture homes, net	(319)	—
Realized gain on non-performing loans, net	(14,486)	(5,200)
Realized gain on loan conversions, net	(14,672)	(11,897)
Unrealized gain on non-performing loans, net	(38,383)	(3,641)
Loss on derivative financial instruments, net	276	470
Straight-line rents	(862)	(610)
Provision for doubtful accounts receivable	938	1,123
Impairment of real estate	659	2,067
Write-off of loan costs	—	5,032
Changes in assets and liabilities:
Resident and other receivables	(7,288)	(7,891)
Restricted cash	(32,561)	(22,015)
Other assets	(10,558)	(15,292)
Accounts payable and accrued expenses	11,125	31,838
Resident security deposits and prepaid rent	4,234	7,825
Net cash used in operating activities	(56,418)	(28,503)
Cash flows from investing activities:
Purchases of real estate	(223,038)	(562,339)
Initial renovations to single-family rentals	(66,552)	(110,634)
Other capital expenditures for single-family rentals	(8,710)	(2,167)
Proceeds from sale of real estate	11,806	12,328
Proceeds from sale of divestiture homes	65,284	—
Purchases of non-performing loans	—	(218,311)
Liquidation and other proceeds on loans	20,211	12,590
Principal repayments on loans	9,136	3,329
Proceeds from sale of loans	32,788	4,197
Restricted cash	(3,937)	(9,915)
Payment of interest rate cap	—	(900)
Decrease (increase) in purchase deposits	3,330	(2,413)
Net cash used in investing activities	(159,682)	(874,235)
Cash flows from financing activities:
Borrowings on senior SFR facility	188,761	923,789
Borrowings on master repurchase facility	—	258,063
Payments of senior SFR facility	(442)	(404,847)
Payments of master repurchase agreement	(49,519)	(6,464)
Payment of financing costs	(179)	(19,606)
Repurchases of common shares	(8,302)	(2,903)
Contributions from non-controlling interests	1,521	400
Distributions to non-controlling interests	(107)	(1,446)
Capital contributions	—	128,290
Payments of dividends	(10,847)	—
Net cash provided by financing activities	120,886	875,276
Net decrease in cash and cash equivalents	(95,214)	(27,462)
Cash and cash equivalents at beginning of the period	175,198	44,613
Cash and cash equivalents at end of the period	$79,984	$17,151

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest	$28,432	$—
Cash paid for income taxes	$424	$148
Non-cash investing activities
Accrued capital expenditures	$6,943	$15,770
Loan basis converted to real estate	$55,373	$24,893
Non-cash financing activities
Accrued distribution to common shareholders	$5,408	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”). Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014, SPT completed the spin-off of us to its stockholders (the “Separation”), and we issued approximately 39.1 million common shares. Our shares began trading on February 3, 2014, on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100.0 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

Starwood Waypoint Residential Partnership, L.P. (our “operating partnership”) was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the operating partnership units in our operating partnership.

We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which holds all of our NPLs. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P. (“PrimeStar Fund I”)) of the NPLs and homes we designate as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture’s non-rental pool assets, and the joint venture pays Prime a monthly asset management fee in arrears for all non-rental pool assets acquired.

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

AS OF JUNE 30, 2015

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2015, results of operations, comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The interim results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future annual or interim period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

The most significant estimate that we make is of the fair value of our properties and NPLs. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges, and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. Beginning in 2014, we elected the fair value option for our NPLs. Estimates pertaining to the fair value of NPLs use a discounted cash flow valuation model and consider alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. These fair value estimates significantly affect the condensed consolidated financial statements in that changes to the fair value of NPLs for which we have elected the fair value option are reflected in unrealized gains and losses and recorded in current-period earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we primarily consider local BPOs. In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. As a further review, we order an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider and compare the AVM value to the BPO value. In cases where the AVM and BPO values differ beyond a tolerated threshold, an internal evaluation is used as our estimated value.  Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $0.4 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively. We recorded impairment charges of $0.7 million and $2.1 million during the six months ended June 30, 2015 and 2014, respectively.

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

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being listed for sale and that it is ready to be sold. Held-for-sale loans are reported at the lower of their carrying amount or estimated fair value.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs.  During the three and six months ended June 30, 2015 and 2014, no impairments have been recorded on any of our loans.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as realized gain on loan conversion, net in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the three and six months ended June 30, 2015, we converted $26.3 million and $55.4 million in NPLs into $32.4 million and $70.0 million in real estate assets that resulted in gains of $6.1 million and $14.7 million, respectively. During the three and six months ended June 30, 2014, we converted $13.1 million and $24.9 million in NPLs into $19.6 million and $36.8 million in real estate assets that resulted in gains of $6.5 million and $11.9 million, respectively.

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

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a SFR).  As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses, typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our condensed consolidated statements of operations.  During the three and six months ended June 30, 2015, we recorded $18.4 million and $38.4 million, respectively, in unrealized gains on the fair value of loans.  During the three and six months ended June 30, 2014, we recorded $3.6 million and $3.6 million, respectively, in unrealized gains on the fair value of the loans.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees.  Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and homeowners’ association (“HOA”) fees dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets in our condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Derivative Instruments

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through the management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

As required by ASC 815, “Derivatives and Hedging,” we record all derivatives in the condensed consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

Convertible Notes

ASC Topic 470-20, “Debt with Conversion and Other Options,” requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital in our condensed consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will be recorded in subsequent periods through the maturity date as the notes accrete to their par value.

Securitization/Sale and Financing Arrangements

We may periodically sell our financial assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, “Transfers and Servicing,” which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control – an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one to two years, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.4 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2015, we incurred bad debt expense of $0.2 million and $0.9 million, respectively.  During the three and six months ended June 30, 2014, we incurred bad debt expense of $0.6 million and $1.1 million, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

We recognize realized gains on loan conversions, net in each reporting period when our NPLs are converted to SFRs. The transfer to SFR occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.  BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, foreclosure timelines, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales.  We evaluate the validity of the BPOs received pursuant to the policy described above under “-Investments in Real Estate.” Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

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

Share-Based Compensation

The fair value of our RSUs granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders' equity. For grants to trustees, the fair value is determined based upon the share price on the grant date. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. We recorded provisions of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.  We recorded provisions of approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Reclassification of Prior Period Amounts

In 2014, we reclassified amounts related to our credit facilities in the condensed consolidated balance sheet and the condensed consolidated statements of cash flows to disaggregate amounts related to our senior SFR facility and master repurchase agreement to conform to the current period’s presentation. We also reclassified amounts related to additions to real estate in the condensed consolidated statements of cash flows to disaggregate amounts related to initial renovations to single-family rentals and other capital expenditures for single-family rentals.

Further, we reclassified certain prior period amounts related to realized gains (losses) on sales of investments in real estate, net in the condensed consolidated statements of operations to disaggregate amounts related to realized gains (losses) on sales of investments in real estate, net and realized gain on sales of divestiture homes, net to conform to the current period’s presentation.

Geographic Concentrations

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of	As of
	June 30,	December 31,
Market	2015	2014
South Florida	21%	20%
Atlanta	15%	17%
Houston	13%	14%
Dallas	12%	12%

Non-Performing Loans

	As of	As of
	June 30,	December 31,
State	2015	2014
California	17%	16%
Florida	17%	18%

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815-10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument, except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in ASU No. 2014-16 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We are currently evaluating the impacts of the adoption of ASU No. 2014-16 on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. We have historically recorded our repurchase arrangements as secured borrowings and, accordingly, the adoption of ASU 2014-11 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Cash and Cash Equivalents, Resident and Other Receivables, Restricted Cash, and Purchase Deposits

Fair values approximate carrying values due to their short-term nature. These valuations have been classified as Level I.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. See Note 2- Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Residential real estate held for sale (Level III)	2015	2014	2015	2014
Pre-impairment amount	$3,849	$1,691	$5,007	$5,778
Total losses	$(440)	$(653)	$(529)	$(1,292)
Fair value	$3,409	$1,038	$4,478	$4,486

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Residential real estate held for use (Level III)	2015	2014	2015	2014
Pre-impairment amount	$—	$4,953	$644	$6,480
Total losses	$—	$(580)	$(130)	$(775)
Fair value	$—	$4,373	$514	$5,705

For a summary of our activity for our real estate carried at fair value during the six months ended June 30, 2015, refer to Note 5-Real Estate.

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Non-recurring basis (assets)	2015	2014	2015	2014
Transfers of NPLs into Homes (Level III)
Carrying value	$26,269	$13,126	$55,373	$24,893
Realized gains	$6,123	$6,483	$14,672	$11,897
Fair value	$32,392	$19,609	$70,045	$36,790

Fair Value Option

The guidance in ASC 825, “Financial Instruments,” provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our condensed consolidated balance sheet from those instruments using another accounting method. We have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

For a summary of our Level III activity for our NPLs carried at fair value during the six months ended June 30, 2015, refer to Note 6-Non-Performing Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		June 30, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the condensed consolidated balance sheet at fair value
NPLs	Level III	$79,538	$161,430	$152,399	$235,545
Asset-backed securitization certificates	Level III	26,553	26,553	26,553	26,553
Total assets		$106,091	$187,983	$178,952	$262,098
Liabilities not carried on the condensed consolidated balance sheet at fair value
Senior SFR facility	Level III	$629,558	$629,558	$441,239	$441,239
Master repurchase agreement	Level III	404,730	404,730	454,249	454,249
3.00% Convertible Senior Notes due 2019	Level III	205,533	196,952	202,874	183,295
4.50% Convertible Senior Notes due 2017	Level III	162,259	167,086	160,236	161,221
Asset-backed securitization, net	Level III	527,043	527,043	526,816	526,816
Total liabilities		$1,929,123	$1,925,369	$1,785,414	$1,766,820

As the transaction for our asset-backed securitization certificates and asset-backed securitization liability closed December 19, 2014, and there has not been a fundamental change in the market since the transaction closed, we concluded that the carrying value approximates fair value as of June 30, 2015 and December 31, 2014. We have determined that our valuation of these arrangements should be classified in Level III of the value hierarchy. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy. The senior SFR facility and master repurchase agreement are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
Input	High	Low	Average	High	Low	Average
Discount rate	15%	15%	15%	15%	15%	15%
Loan resolution probabilities - rental	100%	0%	23%	100%	0%	24%
Loan resolution probabilities - liquidation	100%	0%	77%	100%	0%	76%
Loan resolution timelines (in years)	2.6	0.5	1.1	5.8	0.1	1.1
Value of underlying properties	$2,300,000	$3,000	$219,080	$2,300,000	$2,900	$212,358
Carrying costs	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Annual advance	2.3%	2.3%	2.3%	2.3%	2.3%	2.3%
Remaining legal costs	1.0%	1.0%	1.0%	2.1%	2.1%	2.1%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(3,437)	$(12,116)	$(3,444)	$(27,424)
Denominator:
Basic and diluted weighted average shares outstanding	38,097	39,079	37,960	39,092
Basic and diluted net loss per share	$(0.09)	$(0.31)	$(0.09)	$(0.70)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three and six months ended June 30, 2015, and the corresponding periods of 2014, both basic and diluted net loss per share are the same.

For the three and six months ended June 30, 2015, 0.7 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses.  For the three and six months ended June 30, 2014, 1.0 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses.

For the three and six months ended June 30, 2015, the potential common shares contingently issuable upon the conversion of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) and our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Senior Notes”) were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash.  We had no convertible note obligations outstanding during the corresponding period of 2014.

Equity Transactions

On May 6, 2015, our board of trustees authorized a share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. During the three and six months ended June 30, 2015, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program.

On April 24, 2014, our board of trustees authorized a share repurchase program (the “2014 Program”). Under the 2014 Program, we could have repurchased up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During fiscal year 2014, we repurchased 1.3 million common shares for $34.3 million under the 2014 Program.  The 2014 Program expired on April 17, 2015 and we did not repurchase any shares pursuant to the 2014 Program during 2015.

On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014.  On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On May 6, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Total dividend payments of $5.4 million were made on July 15, 2015 to shareholders of record at the close of business on June 30, 2015. There were no dividends paid in the corresponding periods in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2014 and the six months ended June 30, 2015 (in thousands):(1)

Balance as of January 1, 2014	$755,083
Acquisitions	957,741
Real estate converted from loans	87,446
Capitalized expenditures	251,568
Basis of real estate sold	(37,563)
Impairment of real estate	(2,579)
Balance as of December 31, 2014	2,011,696
Acquisitions	223,038
Real estate converted from loans	70,045
Capitalized expenditures	72,427
Basis of real estate sold	(76,362)
Impairment of real estate	(659)
Balance as of June 30, 2015	$2,300,185

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2015, December 31, 2014, and January 1, 2014, of $72.6 million, $41.6 million, and $5.7 million, respectively; and excludes accumulated depreciation on assets held for sale as of June 30, 2015, December 31, 2014 and January 1, 2014 of $0.9 million, $0.1 million and zero, respectively. Total depreciation and amortization expense for the three and six months ended June 30, 2015, was $19.0 million and $37.0 million, respectively. Total depreciation and amortization expense for the three and six months ended June 30, 2014, was $7.2 million and $12.7 million, respectively.

Note 6. Non-Performing Loans

We hold our NPLs within a consolidated subsidiary that we established with Prime. We hold a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary's day-to-day operations. Should this subsidiary realize future returns in excess of specific thresholds, Prime may receive incremental incentive distributions in excess of their ownership interest.

The following table summarizes transactions within our NPLs for the year ended December 31, 2014 and the six months ended June 30, 2015:

			NPLs
(in thousands)	NPLs	NPLs held for sale	(fair value option)
Balance as of January 1, 2014	$214,965	$—	$—
Acquisitions	—	—	486,509
Unrealized gain on non-performing loans, net	—	—	44,593
Basis of loans sold	(3,092)	—	—
Loans converted to real estate	(44,614)	—	(18,150)
Loan liquidations and other basis adjustments	(14,860)	—	(21,162)
Loans held for sale	(26,911)	26,911	—
Balance as of December 31, 2014	$125,488	$26,911	$491,790
Unrealized gain on non-performing loans, net	—	11,992	26,390
Basis of loans sold	—	(25,144)	(396)
Loans converted to real estate	(22,802)	—	(32,571)
Loan liquidations and other basis adjustments	(6,045)	—	(16,063)
Loans held for sale	(17,103)	73,750	(56,647)
Balance as of June 30, 2015	$79,538	$87,509	$412,503

See Note 3- Fair Value Measurements for information regarding significant unobservable inputs used to measure the fair value of our NPLs as of June 30, 2015 and December 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of June 30, 2015 and December 31, 2014, was $787.4 million and $968.7 million, respectively.

Note 7. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity (“SPE”) to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The SFR Facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014, and December 19, 2014, to clarify certain definitions in the agreement. The outstanding balance on this facility as of June 30, 2015 and December 31, 2014, was approximately $629.6 million and $441.2 million, respectively.

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

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (“PrimeStar-H”) (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”). The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million.  The repurchase agreement is secured, among other things, by PrimeStar Fund I’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H. The repurchase agreement is used to finance the acquisition of pools of NPLs secured by residential real property by PrimeStar-H and by various wholly-owned subsidiaries of PrimeStar-H. The repurchase agreement was subsequently amended on October 10, 2014, to modify certain administrative requirements in the agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one year extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015.  In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar I, L.P. under the repurchase agreement and ancillary transaction documents. The outstanding balance on June 30, 2015 and December 31, 2014, on this facility was approximately $404.7 million and $454.2 million, respectively.

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

The following tables summarize the terms of the Convertible Senior Notes outstanding as of June 30, 2015 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	7.37%	33.2934	10/15/17	2.30 years
2019 Convertible Notes	$230,000	3.00%	6.02%	30.5896	7/1/19	4.01 years

	As of	As of
	June 30, 2015	December 31, 2014
Total principal	$402,500	$402,500
Net unamortized discount	(34,708)	(39,390)
Carrying amount of debt components	$367,792	$363,110
Carrying amount of conversion option equity components recorded in additional paid-in capital	$42,721	$42,721

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)

We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at June 30, 2015, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the Convertible Senior Notes did not exceed their principal amount at June 30, 2015 since the closing market price of our common shares of $23.76 per share did not exceed the implicit conversion price of $32.69 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Terms of Conversion

As of June 30, 2015, the conversion rate applicable to the 2019 Convertible Notes was 30.5896 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $32.69 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of June 30, 2015, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible Notes Trustee.  On or after April 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

The Indentures contain customary terms and covenants and events of default. If an event of default occurs and is continuing, the Convertible Notes Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Senior Notes, by notice to us and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the Convertible Senior Notes to be due and payable. However, in the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization in respect to us (as set forth in the Indentures), 100% of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.

Asset-Backed Securitizations

On December 19, 2014, we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 single-family homes operated as rental properties (collectively, the “Properties”) contributed from our portfolio of single-family homes to a newly-formed SPE indirectly owned by us.  Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below).  Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the SFR Facility of our subsidiary, SFR Borrower, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Each class of Certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR, plus a pass-through rate ranging from 1.30% to 4.55%. The table below shows the balance and pass-through rate for each class of the Offered Certificates as of June 30, 2015. The weighted-average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted-average of the fixed-rate spreads of the Offered Certificates is 2.46%.

As of June 30, 2015, the Offered Certificates had the following par certificate balances, pass-through rates, and ratings:

(in thousands)			Ratings
Certificate	Balance	Pass-Through Rate	(KBRA/Moody's/Morningstar)(1)
Class A	$232,193	One-Month LIBOR + 1.30%	AAA(sf)/Aaa(sf)/AAA
Class B	61,260	One-Month LIBOR + 1.95%	AA(sf)/Aa2(sf)/AA+
Class C	55,855	One-Month LIBOR + 2.65%	A-(sf)/A2(sf)/A+
Class D	39,639	One-Month LIBOR + 3.20%	BBB+(sf)/Baa2(sf)/BBB+
Class E	80,359	One-Month LIBOR + 4.30%	BBB-(sf)/NR/BBB-
Class F	33,152	One-Month LIBOR + 4.55%	BB+(sf)/NR/BB+
Class R	N/A	N/A	Not rated
Total/Effective weighted-average	$502,458	2.37%

(1)

The ratings shown are those of Kroll Bond Rating Agency, Inc. (“KBRA”), Moody’s Investors Service, Inc. (“Moody’s”), and Morningstar Credit Ratings, LLC (“Morningstar”) as of June 30, 2015. The interest rates on the certificates and classification are based on a credit assessment and rating by these rating agencies of the credit quality of the portfolio of the homes securing the certificates and do not reflect any credit rating of us as an entity.

The assets of the Trust consist primarily of a single componentized promissory note issued by a SPE, SWAY 2014-1 Borrower, LLC, a Delaware limited liability company (the “Borrower”), evidencing a monthly-pay mortgage loan with an initial principal balance of $531.0 million, having six floating rate components and one fixed-rate component (the “Loan”). The Loan has a two-year term with three 12-month extension options and is guaranteed by the Borrower’s sole member (the “Equity Owner”), also a SPE owned by us. The Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on the Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower. SWAY Depositor, LLC, our wholly-owned subsidiary, (the “Depositor”), the Borrower, and the Equity Owner are under our common control.

The Loan was originated on December 19, 2014 between JPMorgan Chase Bank, National Association (the “Loan Seller”) and the Borrower.  The Loan Seller sold the Loan to the Depositor, which then transferred the Loan to the Securitization Trustee (as defined below) of the Trust in exchange for the issuance of the Certificates.  The Certificates were issued pursuant to a Trust and Servicing Agreement (the “Trust and Servicing Agreement”) between the Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Christiana Trust, a division of Wilmington Savings Fund Society, FSB, as trustee (the “Securitization Trustee”). Distributions will be made on the Certificates monthly on the fourth business day following the 13th day of each month (or, if such 13th day is not a business day, the immediately preceding business day), commencing in January 2015. The Class A, Class B, Class C, Class D, Class E, and Class F Certificates accrue interest from and including December 19, 2014.  The Class R Certificates represent the residual interests in the Trust real estate mortgage investment conduit and do not have an initial certificate balance, pass-through rate, rating, or rated final distribution date, and will not be entitled to distributions of principal or interest.

The Certificates represent the entire beneficial interest in the trust. The Certificates (other than Class G and Class R) were offered and sold to qualified institutional buyers and non-U.S. persons through the placement agents retained for the transaction pursuant to the exemptions from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended.  As part of the securitization transaction, various subsidiaries of us, through both distributions and contributions, transferred the Properties to Borrower, an indirect subsidiary of us, which then entered into the Loan Agreement. The Loan was deposited into the Trust in exchange for the Certificates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

We evaluated the accounting for the securitization transaction under ASC 860, “Transfers and Servicing.” Specifically, we considered ASC 860-10-40-4 in determining whether the Depositor had surrendered control over the Loan as part of transferring it to the Securitization Trustee. In this evaluation, we first considered and concluded that the transferee (i.e., the Securitization Trustee), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan.  Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

We have also evaluated the transfer of the Loan from the Depositor to the Securitization Trustee under ASC 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the securitization transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates, and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls, or otherwise.  Accordingly, we have concluded that the transfer of the Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC 860-10-40-4 through ASC 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC 860-20.  As such, our condensed consolidated financial statements, through the Borrower, our consolidated subsidiary, will continue to reflect the Properties at historical cost basis and a loan payable will be recorded in an amount equal to the principal balance outstanding on the Loan as discussed in further detail below.

Securitization Loan Agreement

As described above, on December 19, 2014, the Borrower entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR, plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on the Loan, as of June 30, 2015 was approximately $527.0 million.

For purposes of computing, among other things, interest accrued on the Loan, the Loan is divided into seven components designated as “Component A,” “Component B,” “Component C,” “Component D,” “Component E,” “Component F,” and “Component G.”  Each of the components corresponds to one class of Certificates with the same alphabetical designation and had, at December 19, 2014, an initial component balance equal to the corresponding class of Offered Certificates.

The following table sets forth the principal amount of each component and the component spread added to the one-month LIBOR for each monthly interest period as of June 30, 2015:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

The Loan is secured by first-priority mortgages on the Properties, which are owned by the Borrower. The Loan is also secured by a first-priority pledge of the equity interests of the Borrower. The initial maturity date of the Loan is January 9, 2017 (the “Initial Maturity Date”). Borrower has the option to extend the Loan beyond the Initial Maturity Date for three successive one-year terms, provided that there is no event of default under the Loan Agreement on each maturity date, Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, and Borrower complies with the other terms set forth in the Loan Agreement. The Loan Agreement requires that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan Agreement is outstanding. The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Lender.

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

In connection with the Loan, we provided the Lender with a limited recourse guaranty agreement under which we agreed to indemnify the Lender against specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties, and covenants, as well as a guaranty of the entire amount of the Loan Agreement, not to exceed the greater of (i) $35.0 million (or if less, the entire outstanding balance of the Components A through F) and (ii) thirty-five percent of the aggregate outstanding balance of Components A through F, in the event that the Borrower files insolvency proceedings or violates certain covenants that result in its being substantively consolidated with any other entity that is subject to a bankruptcy proceeding. The guarantee also includes resolution of the specified liens which represents a potential exposure to us for as much as $74.5 million.

We have accounted for the transfer of the Loan to the Securitization Trustee as a sale under ASC 860 with no resulting gain or loss as the Loan was both originated by the Loan Seller and immediately transferred at the same fair market value. We have also evaluated the purchased Class G certificates as a variable interest in the Trust and concluded that the Class G certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trust and consolidate, at historical cost basis, the 4,081 homes placed as collateral for the Loan and have recorded a $527.0 million net asset-backed securitization liability at June 30, 2015, representing the principal balance outstanding on the Loan, net of unamortized loan discounts of $2.0 million, in the accompanying condensed consolidated balance sheets.  Separately, the $26.6 million of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of June 30, 2015.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of June 30, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next two years and a total notional amount of $600.0 million. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.  The change in fair value of the derivatives is recognized directly in earnings. We recorded losses of $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively, and no hedge ineffectiveness in earnings for the corresponding periods in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

As of June 30, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90% or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of June 30, 2015. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $42,000 will be reclassified out of accumulated OCI as an increase to interest expense.

The table below presents the fair value of our derivative financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of
	June 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Interest rate caps	$12	$104
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	47	322
Total derivatives	$59	$426

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

Amount of Gain (Loss)
Recognized in Income
on Derivative (Ineffective
Portion, Reclassifications
				Amount of Gain (Loss)			of Missed Forecasted
	Amount of Gain (Loss)			Reclassified from		Location of Gain (Loss)	Transactions and Amounts
	Recognized in OCI on			Accumulated OCI on		Recognized in Income on	Excluded from
	Derivative (Effective Portion)		Location of Gain (Loss)	Derivative (Effective Portion)		Derivative (Ineffective	Effectiveness Testing)
	For the Three Months		Reclassified from	For the Three Months		Portion and Amount	For the Three Months
Derivatives in Cash Flow	Ended June 30,		Accumulated OCI on	Ended June 30,		Excluded from	Ended June 30,
Hedging Relationships	2015	2014	Derivative (Effective Portion)	2015	2014	Effectiveness Testing)	2015	2014
Interest rate caps	$(23)	$—	Interest expense	$—	$—	Other expense	$—	$—
	$(23)	$—		$—	$—		$—	$—

Amount of Gain (Loss)
Recognized in Income
on Derivative (Ineffective
Portion, Reclassifications
				Amount of Gain (Loss)			of Missed Forecasted
	Amount of Gain (Loss)			Reclassified from		Location of Gain (Loss)	Transactions and Amounts
	Recognized in OCI on			Accumulated OCI on		Recognized in Income on	Excluded from
	Derivative (Effective Portion)		Location of Gain (Loss)	Derivative (Effective Portion)		Derivative (Ineffective	Effectiveness Testing)
	For the Six Months		Reclassified from	For the Six Months		Portion and Amount	For the Six Months
Derivatives in Cash Flow	Ended June 30,		Accumulated OCI on	Ended June 30,		Excluded from	Ended June 30,
Hedging Relationships	2015	2014	Derivative (Effective Portion)	2015	2014	Effectiveness Testing)	2015	2014
Interest rate caps	$(92)	$—	Interest expense	$—	$—	Other expense	$—	$—
	$(92)	$—		$—	$—		$—	$—

		Amount of Loss		Amount of Loss
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2015	2014	2015	2014
Interest rate caps	Loss on derivative financial instruments, net	$(65)	$(470)	$(276)	$(470)
		$(65)	$(470)	$(276)	$(470)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2015, we have assessed the significance of the impact of credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Total Borrowings

As of June 30, 2015, we had total outstanding borrowings of $1.9 billion, of which borrowings under our SFR Facility and master repurchase agreement were $1.0 billion, and the total recorded amount related to asset-backed securitizations were $527.0 million and the total recorded amount related to the Convertible Senior Notes was $367.8 million. As of June 30, 2015, we had approximately $40.0 million in gross deferred financing costs.  We amortize these costs using the effective interest rate method. As of June 30, 2015, we are in compliance with all of our debt facility requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross interest cost	$19,989	$5,530	$38,095	$7,145
Capitalized interest	394	339	883	454
Interest expense	$19,595	$5,191	$37,212	$6,691

The following table summarizes our contractual maturities of our debt as of June 30, 2015 (in thousands):

Year
2015 remainder	$404,730
2016	—
2017	1,331,069
2018	—
2019	230,000
Thereafter	—
Total	$1,965,799

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

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

During the six months ended June 30, 2015, of the 777,574 RSUs awarded to our Manager in connection with the Separation, 129,603 vested. The remaining 388,788 unvested grants will vest ratably on a quarterly basis over a period ending on April 1, 2017. During the six months ended June 30, 2015, we granted 258,847 new RSUs to certain employees of our Manager which vest over three years, 59,491 RSUs vested and 44,616 RSUs were forfeited. The remaining 333,233 unvested awards of RSUs will vest over a period ending June 30, 2018. During the six months ended June 30, 2015, we granted 13,162 new restricted shares to our non-executive trustees, 6,012 shares vested and 1,111 shares were forfeited. The remaining 14,369 awards of restricted shares vest ratably in two annual installments on January 31, 2016, and January 31, 2017.

During the six months ended June 30, 2015, we also granted 3,237 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of approximately $82,000.

After giving effect to activity described above and summarized in the table below, we have 1,752,262 and 175,837 shares available for grant as of June 30, 2015, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSUs and restricted share awards activity during the six months ended June 30, 2015:

					Non-Executive
	Manager Equity Plan		Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant date		Grant date		Grant date		Grant date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2014	518,391	$30.00	178,493	$30.00	8,330	$28.95	705,214	$29.99
Granted	—	$—	258,847	$25.50	13,162	$25.29	272,009	$25.49
Vested	(129,603)	$30.00	(59,491)	$30.00	(6,012)	$27.64	(195,106)	$29.93
Forfeited	—	$—	(44,616)	$29.81	(1,111)	$30.00	(45,727)	$29.81
Nonvested shares, June 30, 2015	388,788	$30.00	333,233	$26.53	14,369	$26.06	736,390	$28.35

During the three and six months ended June 30, 2015, we recorded $1.4 million and $3.3 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. During the three and six months ended June 30, 2014, we recorded $2.1 million and $2.5 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. As of June 30, 2015, $16.2 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Note 9. Related-Party Transactions

The accompanying condensed consolidated statements of operations include the following expenses that have been allocated from our Manager for the three and six months ended June 30, 2015 and 2014, to us. The allocated expenses generally represent (1) certain invoices that our Manager paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager that are estimated to have been attributable to us. We believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
Type of Costs Incurred	Financial Statement Location	2015	2014	2015	2014
Property operating and maintenance	Statements of operations	$5,910	$3,164	$12,250	$7,302
Management fee	Statements of operations	4,881	3,993	9,662	6,750
Other expenses	Statements of operations	4,466	2,689	8,580	6,971
Subtotal		15,257	9,846	30,492	21,023
Development costs	Balance sheets-investments in real estate properties	3,179	4,704	7,024	8,217
Leasing costs	Balance sheets-other assets	1,343	3,267	2,389	3,267
Total related party costs		$19,779	$17,817	$39,905	$32,507

Reimbursement of Costs

We are required to reimburse our Manager for the costs incurred on our behalf. Cost reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks, and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks. For the three and six months ended June 30, 2015, we incurred $14.9 million and $30.2 million of costs, respectively. For the three and six months ended June 30, 2014, we incurred $13.8 million and $25.8 million of costs, respectively.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options, or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion, and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three and six months ended June 30, 2015, was $4.9 million and $9.7 million, respectively. The amount of management fees incurred by us during the three and six months ended June 30, 2014, was $4.0 million and $6.8 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

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

Assets by Business Segment

	As of
(in thousands)	June 30, 2015	December 31, 2014
SFR	$2,494,583	$2,264,040
NPL	579,550	672,123
Total	$3,074,133	$2,936,163

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Statements of Operations by Business Segment

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$46,677	$—	$46,677	$23,602	$—	$23,602
Other property revenues	1,539	—	1,539	890	—	890
Realized gain on non-performing loans, net	—	4,315	4,315	—	3,357	3,357
Realized gain on loan conversions, net	—	6,123	6,123	—	6,483	6,483
Total revenues	48,216	10,438	58,654	24,492	9,840	34,332
Expenses
Property operating and maintenance	10,195	—	10,195	7,791	—	7,791
Real estate taxes and insurance	8,880	—	8,880	4,468	—	4,468
Mortgage loan servicing costs	—	9,586	9,586	—	5,139	5,139
Non-performing loan management fees and expenses	—	2,589	2,589	—	1,871	1,871
General and administrative	3,127	877	4,004	3,480	964	4,444
Share-based compensation	1,085	305	1,390	1,668	462	2,130
Investment management fees	3,812	1,069	4,881	3,127	866	3,993
Separation costs	—	—	—	—	—	—
Acquisition fees and other expenses	259	—	259	186	—	186
Interest expense, including amortization	15,661	3,934	19,595	3,042	2,149	5,191
Depreciation and amortization	18,984	—	18,984	7,243	—	7,243
Finance-related expenses and write-off of loan costs	911	—	911	5,258	183	5,441
Impairment of real estate	440	—	440	1,233	—	1,233
Total expenses	63,354	18,360	81,714	37,496	11,634	49,130
Loss before other income, income tax expense and non-controlling interests	(15,138)	(7,922)	(23,060)	(13,004)	(1,794)	(14,798)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	458	—	458	(56)	—	(56)
Realized gain on sales of divestiture homes, net	1,101	—	1,101	—	—	—
Unrealized gain on non-performing loans, net	—	18,426	18,426	—	3,641	3,641
Loss on derivative financial instruments, net	(65)	—	(65)	(470)	—	(470)
Total other income (expense)	1,494	18,426	19,920	(526)	3,641	3,115
Income (loss) before income tax expense and non-controlling interests	(13,644)	10,504	(3,140)	(13,530)	1,847	(11,683)
Income tax expense	199	—	199	350	—	350
Net income (loss)	(13,843)	10,504	(3,339)	(13,880)	1,847	(12,033)
Net (income) loss attributable to non-controlling interests	—	(98)	(98)	—	(83)	(83)
Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(13,843)	$10,406	$(3,437)	$(13,880)	$1,764	$(12,116)
Weighted-average shares outstanding-basic and diluted	38,096,969	38,096,969	38,096,969	39,079,365	39,079,365	39,079,365
Net income (loss) per common share
Basic and diluted	$(0.36)	$0.27	$(0.09)	$(0.36)	$0.05	$(0.31)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Statements of Operations by Business Segment

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$88,660	$—	$88,660	$37,367	$—	$37,367
Other property revenues	2,833	—	2,833	1,369	—	1,369
Realized gain on non-performing loans, net	—	14,486	14,486	—	5,200	5,200
Realized gain on loan conversions, net	—	14,672	14,672	—	11,897	11,897
Total revenues	91,493	29,158	120,651	38,736	17,097	55,833
Expenses
Property operating and maintenance	21,520	—	21,520	13,823	—	13,823
Real estate taxes and insurance	17,545	—	17,545	7,611	—	7,611
Mortgage loan servicing costs	—	19,581	19,581	—	10,021	10,021
Non-performing loan management fees and expenses	—	6,155	6,155	—	4,286	4,286
General and administrative	6,139	1,723	7,862	7,685	2,129	9,814
Share-based compensation	2,590	727	3,317	1,926	533	2,459
Investment management fees	7,545	2,117	9,662	5,286	1,464	6,750
Separation costs	—	—	—	2,797	746	3,543
Acquisition fees and other expenses	622	—	622	447	—	447
Interest expense, including amortization	29,353	7,859	37,212	4,284	2,407	6,691
Depreciation and amortization	36,992	—	36,992	12,716	—	12,716
Finance-related expenses and write-off of loan costs	1,416	39	1,455	5,258	183	5,441
Impairment of real estate	659	—	659	2,067	—	2,067
Total expenses	124,381	38,201	162,582	63,900	21,769	85,669
Income (loss) before other income, income tax expense and non-controlling interests	(32,888)	(9,043)	(41,931)	(25,164)	(4,672)	(29,836)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	704	—	704	(201)	—	(201)
Realized gain on sales of divestiture homes, net	319	—	319	—	—	—
Unrealized gain on non-performing loans, net	—	38,383	38,383	—	3,641	3,641
Loss on derivative financial instruments, net	(276)	—	(276)	(470)	—	(470)
Total other income (expense)	747	38,383	39,130	(671)	3,641	2,970
Income (loss) before income tax expense and non-controlling interests	(32,141)	29,340	(2,801)	(25,835)	(1,031)	(26,866)
Income tax expense	424	—	424	485	—	485
Net income (loss)	(32,565)	29,340	(3,225)	(26,320)	(1,031)	(27,351)
Net (income) loss attributable to non-controlling interests	—	(219)	(219)	—	(73)	(73)
Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(32,565)	$29,121	$(3,444)	$(26,320)	$(1,104)	$(27,424)
Weighted-average shares outstanding-basic and diluted	37,959,928	37,959,928	37,959,928	39,091,796	39,091,796	39,091,796
Net income (loss) per common share
Basic and diluted	$(0.86)	$0.77	$(0.09)	$(0.67)	$(0.03)	$(0.70)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(Unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of June 30, 2015, we had executed agreements to purchase an additional 110 homes in separate transactions for an aggregate purchase price of $19.4 million. As of June 30, 2015, we had not contracted to purchase or sell any NPLs.

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

Note 12. Subsequent Events

Dividend Declaration

On July 31, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Payment of the dividend will be made on October 15, 2015 to shareholders of record at the close of business on September 30, 2015.

Acquisition of Homes

Subsequent to June 30, 2015, we have continued to purchase and sell homes in the normal course of business. For the period from July 1, 2015 through July 20, 2015, we purchased 70 homes with an aggregate acquisition cost of approximately $12.1 million. We did not purchase or sell any NPLs during this subsequent period.

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

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014, SPT completed the Separation.

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

Our Portfolio

As of June 30, 2015, our portfolio consisted of 17,517 owned homes and homes underlying NPLs, including (1) 13,767 homes and (2) 3,750 homes underlying 3,863 NPLs, of which 219 NPLs represent second, third, and unsecured liens. As of June 30, 2015, the 3,644 of first lien NPLs had an UPB of $787.4 million, a total purchase price of $515.6 million and total BPO value of $798.4 million and were secured by liens on 3,536 homes and 108 parcels of land. As of June 30, 2015, our homes that were owned by us for 180 days or longer were approximately 95.7% leased.

As of June 30, 2015, we had executed agreements to purchase properties in 110 separate transactions for an aggregate purchase price of $19.4 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Homes

The following table provides a summary of our portfolio of SFRs as of June 30, 2015:

					Average			Average	Weighted		Average
		Non-	Number		Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Year	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased	Home(5)
Atlanta	2,509	48	2,557	95.5%	$101,226	$131,087	$335.2	1,933	22	2014	$1,203
South Florida	2,301	233	2,534	89.9%	$139,003	$174,733	442.7	1,582	45	2013	$1,622
Houston	1,538	61	1,599	94.3%	$131,145	$149,832	239.6	2,030	26	2013	$1,537
Tampa	1,349	70	1,419	90.9%	$104,278	$126,132	179.0	1,457	40	2014	$1,263
Dallas	1,311	91	1,402	91.9%	$140,461	$161,960	227.1	2,133	20	2014	$1,575
Denver	626	89	715	90.1%	$200,980	$229,161	163.8	1,601	32	2014	$1,768
Chicago	654	60	714	90.2%	$120,853	$150,190	107.2	1,574	38	2014	$1,666
Orlando	538	69	607	87.0%	$115,204	$141,157	85.7	1,584	37	2014	$1,310
Southern California	440	17	457	91.9%	$240,908	$254,065	116.1	1,641	38	2014	$1,832
Northern California	271	2	273	97.1%	$214,385	$227,744	62.2	1,506	46	2013	$1,730
Phoenix	244	—	244	98.4%	$139,868	$158,648	38.7	1,537	40	2014	$1,196
Las Vegas	41	—	41	95.1%	$155,993	$167,627	6.9	1,965	28	2013	$1,284
Total / Average	11,822	740	12,562	92.2%	$133,317	$159,547	$2,004.2	1,759	33	2014	$1,474

(1)

We define the stabilized home portfolio to include homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.

(2)	Excludes 1,205 homes that we do not intend to hold for the long-term.
(3)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a more meaningful measure to investors.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of June 30, 2015, the average actual renovation costs per renovated home were approximately $26,200.

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

The following table provides a summary of our leasing as of June 30, 2015:

		Homes Owned 180 Days or Longer
				Average
	Total			Monthly
	Number	Number of	Percent	Rent per
Markets	of Homes(1)(2)	Homes	Leased	Leased Home(3)
Atlanta	2,557	2,490	96.1%	$1,196
South Florida	2,534	2,212	95.3%	$1,615
Houston	1,599	1,493	95.7%	$1,532
Tampa	1,419	1,240	94.5%	$1,255
Dallas	1,402	1,213	94.7%	$1,560
Denver	715	561	98.8%	$1,757
Chicago	714	604	95.7%	$1,663
Orlando	607	483	95.2%	$1,305
Southern California	457	426	93.4%	$1,817
Northern California	273	254	98.4%	$1,752
Phoenix	244	244	98.4%	$1,196
Las Vegas	41	41	95.1%	$1,284
Total / Average	12,562	11,261	95.7%	$1,463

(1)	Excludes 1,205 homes that we do not intend to hold for the long-term.
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

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of June 30, 2015:

	Total Loans							Rental Pool Assets(4)
		Total			Weighted-				Percent of
	Loan	Purchase Price	Total UPB	Total BPO	Average	Purchase Price as a	Purchase Price as a	Loan	Total Loans
State	Count(1)(2)	(in millions)	(in millions)	(in millions)	LTV(3)	Percentage of UPB	Percentage of BPO	Count	Per State
Florida	674	$86.6	$160.3	$144.0	128.8%	54.1%	60.2%	378	46.1%
Illinois	343	44.9	71.6	68.6	132.6%	62.7%	65.4%	173	21.1%
California	294	88.3	118.6	139.9	95.9%	74.5%	63.1%	153	18.7%
New York	209	43.9	68.6	80.4	103.5%	63.9%	54.6%	—	0.0%
Arizona	160	15.2	25.1	21.1	209.6%	60.5%	72.0%	11	1.3%
Wisconsin	158	13.0	18.0	20.4	112.3%	72.4%	63.8%	—	0.0%
Indiana	155	11.1	15.1	16.4	115.9%	73.3%	67.6%	—	0.0%
Maryland	145	28.4	41.9	35.7	140.6%	67.7%	79.5%	—	0.0%
New Jersey	145	22.9	37.7	37.1	124.1%	60.8%	61.7%	—	0.0%
Pennsylvania	114	11.0	16.5	15.9	123.6%	67.1%	69.5%	—	0.0%
Georgia	93	10.1	15.8	15.0	119.6%	64.1%	67.7%	42	5.1%
Other	1,154	140.2	198.2	203.9	114.8%	70.7%	68.7%	63	7.7%
Total/Average	3,644	$515.6	$787.4	$798.4	120.5%	65.5%	64.6%	820	100.0%

(1)	Represents first liens on 3,536 homes and 108 parcels of land.
(2)	Excludes 219 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.6 million.
(3)	Weighted-average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See “ – Factors Which May Influence Future Results of Operations - Loan-Related Expenses” for the definition of Rental Pool Assets.

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

Possession can be delayed by factors such as the exercise of applicable statutory or rescission rights by hold-over owners or unauthorized occupants living in the home at the time of purchase and legal challenges to our ownership. The cost associated with transitioning an occupant from an occupied home varies significantly depending on the steps taken to transition the occupant (i.e., willfully vacate, cash for keys, court-ordered vacancy). In some instances where we have purchased a home that is occupied, our Manager has been able to convert the occupant to a short-term or long-term resident.

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

Based on our prior experience, we anticipate that, for most of the non-leased homes that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of June 30, 2015, the 11,261 homes we owned for more than 180 days were approximately 95.7% leased. As of December 31, 2014, the 9,066 homes we owned for more than 180 days were approximately 93.4% leased.

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

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 4.4% and 8.5%, respectively, of our NPLs are located as of June 30, 2015 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

(1)prior to March 1, 2014 was 3%; and

(2)on or after March 1, 2014 is:

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

(1)prior to March 1, 2014 equal to 0.167% of the aggregate net asset cost to the joint venture of such assets then existing; and

(2)on or after March 1, 2014 equal to:

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

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the six months ended June 30, 2015, we increased our home portfolio by 1,441 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of June 30, 2015 and December 31, 2014.

	As of	As of
(dollar amounts in thousands)	June 30, 2015	December 31, 2014
Homes acquired, net	13,767	12,326
NPLs acquired, net	3,750	4,499
Total	17,517	16,825
Cost basis of acquired homes(1)	$2,300,185	$2,011,696
Carrying value of acquired NPLs	579,550	644,189
Total	$2,879,735	$2,655,885

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2015 and December 31, 2014 of $72.6 million and $41.6 million, respectively, and accumulated depreciation on assets held for sale as of June 30, 2015 and December 31, 2014 of $0.9 million and $0.1 million, respectively.

Recent Developments

Developments During the Second Quarter of 2015

•	Acquired 536 SFR homes for approximately $100.3 million.
•	Disposed of 342 properties for a net gain of $1.6 million.
•	Resolved 354 NPLs.
•	Repurchased 332,500 common shares for $8.3 million.

•	On April 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of March 31, 2015. Payments to shareholders totaled $5.4 million.
•

On May 6, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend, totaling $5.4 million, was made on July 15, 2015 to shareholders of record at the close of business on June 30, 2015.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 12 - Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to June 30, 2015.

Results of Operations

The main components of our net loss of $3.4 and $3.4 million, for the three and six months ended June 30, 2015, respectively, as compared to our net loss of $12.1 million and $27.4 million, for the three and six months ended June 30, 2014, respectively, were as follows:

Revenues

	Three Months Ended
	June 30,	June 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental revenue, net	$46,677	$23,602	$23,075	98%
Other property revenue	1,539	890	649	73%
Realized gain on non-performing loans, net	4,315	3,357	958	29%
Realized gain on loan conversions, net	6,123	6,483	(360)	-6%
Total revenues	$58,654	$34,332	$24,322	71%

	Six Months Ended
	June 30,	June 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental revenues, net	$88,660	$37,367	$51,293	137%
Other property revenues	2,833	1,369	1,464	107%
Realized gain on non-performing loans, net	14,486	5,200	9,286	179%
Realized gain on loan conversions, net	14,672	11,897	2,775	23%
Total revenues	$120,651	$55,833	$64,818	116%

Our revenues come primarily from rents collected under lease agreements for our homes, sales or liquidations of NPLs and the conversion of loans into rental real estate. The most important drivers of our revenues (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate and lease homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

For the three and six months ended June 30, 2015, we experienced an increase in total revenues of 71% and 116%, respectively, as compared to the same periods in 2014. The increases are primarily due to an increase in rental revenues. The increase in rental revenues is primarily attributable to portfolio growth. During the six months ended June 30, 2015, we increased our home portfolio by 1,441 homes, net of sales activities. We expect to continue to grow our home portfolio in 2015. We recorded gains of $6.1 million and $6.5 million for the three months ended June 30, 2015 and 2014, respectively, upon conversion of $26.3 million and $13.1 million in NPLs into $32.4 million and $19.6 million in real estate assets during the three months ended June 30, 2015 and 2014, respectively. We recorded gains of $14.7 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively, upon conversion of $55.4 million and $24.9 million in NPLs into $70.0 million and $36.8 million in real estate assets during the six months ended June 30, 2015 and 2014, respectively. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $4.3 million and $14.5 million, respectively, for the three and six months ended June 30, 2015. The increase in net gains over the same periods in 2014 was driven by acquisitions of NPLs during 2014. Other property revenues include tenant charge backs, late charges and early-termination charges.

Expenses

	Three Months Ended
	June 30,	June 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$10,195	$7,791	$2,404	31%
Real estate taxes and insurance	8,880	4,468	4,412	99%
Mortgage loan servicing costs	9,586	5,139	4,447	87%
Non-performing loan management fees and expenses	2,589	1,871	718	38%
General and administrative	4,004	4,444	(440)	-10%
Share-based compensation	1,390	2,130	(740)	-35%
Investment management fees	4,881	3,993	888	22%
Acquisition fees and other expenses	259	186	73	39%
Interest expense, including amortization	19,595	5,191	14,404	277%
Depreciation and amortization	18,984	7,243	11,741	162%
Finance-related expenses and write-off of loan costs	911	5,441	(4,530)	-83%
Impairment of real estate	440	1,233	(793)	-64%
Total expenses	$81,714	$49,130	$32,584	66%

	Six Months Ended
	June 30,	June 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$21,520	$13,823	$7,697	56%
Real estate taxes and insurance	17,545	7,611	9,934	131%
Mortgage loan servicing costs	19,581	10,021	9,560	95%
Non-performing loan management fees and expenses	6,155	4,286	1,869	44%
General and administrative	7,862	9,814	(1,952)	-20%
Share-based compensation	3,317	2,459	858	35%
Investment management fees	9,662	6,750	2,912	43%
Separation costs	—	3,543	(3,543)	-100%
Acquisition fees and other expenses	622	447	175	39%
Interest expense, including amortization	37,212	6,691	30,521	456%
Depreciation and amortization	36,992	12,716	24,276	191%
Finance-related expenses and write-off of loan costs	1,455	5,441	(3,986)	-73%
Impairment of real estate	659	2,067	(1,408)	-68%
Total expenses	$162,582	$85,669	$76,913	90%

For the three and six months ended June 30, 2015, we experienced an increase in total expenses of 66% and 90%, respectively, as compared to the same periods in 2014. Relative to total revenues, total expenses decreased to 139% and 135%, respectively, for the three and six months ended June 30, 2015, from 143% and 153% for the three and six months ended June 30, 2014. These improvements in efficiency, as further discussed below, are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, HOA fees and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees and expenses allocated to us from our Manager. During the three and six months ended June 30, 2015, property operating and maintenance expense increased by $2.4 million and $7.7 million, respectively, from the same periods in 2014 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to total revenues, property operating and maintenance expenses decreased to 17% and 18%, respectively, for the three and six months ended June 30, 2015, from 23% and 25% for the three and six months ended June 30, 2014. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the three and six months ended June 30, 2015, real estate taxes and insurance increased $4.4 million and $9.9 million, respectively, as compared to the same periods in 2014. This increase related to the growth in the size of our portfolio of homes that are rent ready.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the three and six months ended June 30, 2015, mortgage loan servicing costs increased $4.4 million and $9.6 million, respectively, as compared to the same periods in 2014. This increase related to the growth in the size of our NPL portfolio during 2014. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio, which is expected to decrease in future periods.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily composed of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three and six months ended June 30, 2015, these expenses increased by $0.7 million and $1.9 million, respectively, compared to the same periods in 2014 due to increased pursuit costs and acquisitions of NPLs.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from our Manager (see Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q), as well as standard professional service costs such as legal and audit fees and preparation of tax filings. When compared to the three and six months ended June 30, 2014, general and administrative expense decreased by $0.4 million and $2.0 million, respectively, during the three and six months ended June 30, 2015 due to a reduction in allocated expenses from our Manager as well as improvements in efficiency primarily attributable to economies of scale and lower headcount.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited), Note 8 - Share-Based Compensation included in this Quarterly Report on Form 10-Q, we adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2015 and 2014 for the three and six months ended June 30, 2015, resulted in a decrease of $0.7 million and an increase of $0.9 million, respectively, for share-based compensation expense as compared to the same periods in 2014. These changes were due to a greater number of shares vesting in the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014, offset in the three months ended June 30, 2015 by forfeitures and a reduction in the fair value of our common shares.

Investment Management Fees

As discussed in Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q, we pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. During the three and six months ended June 30, 2015, investment management fees increased by $0.9 million and $2.9 million, respectively, as compared to the same periods in 2014 due to fees only being incurred for a portion of the first quarter of 2014, after the Separation and the inclusion of our convertible senior notes, which were issued in the second half of 2014, as components of adjusted market capitalization in 2015.

Separation Costs

Separation costs, which consisted primarily of legal and other professional service costs, were costs incurred in relation to the Separation. During the three months ended March 31, 2014, we recorded $3.5 million of such costs related to the Separation. There were no costs incurred subsequent to the three months ended March 31, 2014, and no additional Separation costs are anticipated.

Acquisition Fees and Other Expenses

Our acquisition fees and other expenses for the three and six months ended June 30, 2015 have increased by $0.1 million and $0.2 million, respectively, as compared to the same periods in 2014 as a result of increased acquisition activity during 2015.

Interest Expense, including Amortization

Interest expense increased by $14.4 million and $30.5 million during the three and six months ended June 30, 2015 as compared to the same periods in 2014, primarily resulting from our aggregate borrowings of $1.9 billion (see Item 1. Financial Statements (Unaudited), Note 7 - Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three and six months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and six months ended June 30, 2015, depreciation and amortization increased by $11.7 million and $24.3 million, respectively, as compared to 2014, primarily as a result of the increased number of properties being acquired and placed in service.

Finance-Related Expenses and Write-off of Loan Costs

Finance-related expenses decreased by $4.5 million and $4.0 million during the three and six months ended June 30, 2015 as compared to the same periods in 2014 (see Item 1. Financial Statements (Unaudited), Note 7 - Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three and six months ended June 30, 2015.

Impairment of Real Estate

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and six months ended June 30, 2015, we recorded a decrease of $0.8 million and $1.4 million, respectively, of impairment expense as compared to the same periods in 2014. The primary reason for the decrease in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net and loss on derivative financial instruments, net. During the three and six months ended June 30, 2015, these activities resulted in income, net of gains and losses, and increased $16.8 million and $36.2 million, respectively, compared to the same periods in 2014. This increase is primarily attributable to the growth in the size of our NPL portfolio during 2014. The gross realized gains on sales of investments in real estate and divesture homes for the three and six months ended June 30, 2015 were $5.3 million and $7.6 million, respectively, compared to $0.8 million and $1.3 million for the corresponding periods in 2014. The gross realized losses on sales of investments in real estate and divestiture homes for the three and six months ended June 30, 2015 were $3.8 million and $6.5 million, respectively, compared to $0.8 million and $1.5 million for the corresponding periods in 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of June 30, 2015 and December 31, 2014 included cash and cash equivalents of $80.0 million and $175.2 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to strategically liquidate a portion of our NPL investments. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which our intended strategy is to convert NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $579.6 million as of June 30, 2015, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On January 15, 2015, our board of trustees paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on December 31, 2014. On April 15, 2015, our board of trustees paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on March 31, 2015. On May 6, 2015, our board of trustees declared a quarterly dividend of $0.14 per common share. Payment of the dividend was made on July 15, 2015 to shareholders of record at the close of business on June 30, 2015. On July 31, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Payment of the dividend is expected to be made on October 15, 2015 to shareholders of record at the close of business on September 30, 2015. Any future distributions payable are indeterminable at this time.

Capital Resources

As of June 30, 2015, we have completed the following debt transactions (for further disclosure, see Item 1. Financial Statements (Unaudited), Note 7 – Debt included in this Quarterly Report on Form 10-Q).

Senior SFR Facility

On June 13, 2014, SFR Borrower, a wholly-owned indirect subsidiary of ours that was established as a SPE to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing our $1.0 billion SFR Facility with a syndicate of financial institutions led by Citibank, N.A. as administrative agent. The SFR Facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of June 30, 2015 was approximately $629.6 million.

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

Master Repurchase Agreement

On June 26, 2014, we (in our capacity as guarantor), PrimeStar Fund I (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG. The repurchase agreement initially provided maximum borrowings of up to $350.0 million and was amended to provide maximum borrowings of up to $500.0 million.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is September 11, 2015, subject to a one-year extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until September 11, 2015.  Advances under the purchase agreement were used to acquire NPLs during the year ended December 31, 2014. During 2015, we have sold certain of the NPLs and used a portion of those proceeds for payments against the repurchase agreement. The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters in 2014 and 2015 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2014	$31	$140	$140
June 30, 2014	$198	$252	$252
September 30, 2014	$351	$448	$448
December 31, 2014	$454	$454	$454
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405

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

Asset-Backed Securitization Transaction

On December 19, 2014, we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of single-family rental Certificates issued by the Trust established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 SFRs operated as rental properties contributed from our portfolio of SFRs to a newly-formed SPE indirectly owned by us.  Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 single-family homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below).  Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the senior SFR Facility of our subsidiary, SFR Borrower, for acquisitions, and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

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

On December 19, 2014, the Borrower entered into the Loan Agreement, with JPMorgan Chase Bank, National Association, as Lender. Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from the Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on this transaction, net of discounts, as of June 30, 2015 was approximately $527.0 million.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of June 30, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next two years and a total notional amount of $600.0 million.

As of June 30, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90 percent or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of June 30, 2015.

Distributions to Shareholders

We seek to generate income for distribution to our shareholders, typically by earning a spread between the yield on our stabilized portfolio of single-family rentals assets and the cost of borrowings. Our REIT taxable income, which serves as the basis for distributions to our shareholders, is generated primarily from this spread. The negative net cash flows from operating activities reported in our consolidated statements of cash flows primarily relate to development period expenses.  However, cash flows related to our stabilized portfolio of single-family rental homes are positive and sufficient to support distributions to our shareholders.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(56,418)	$(28,503)
Net cash used in investing activities	(159,682)	(874,235)
Net cash provided by financing activities	120,886	875,276
Net decrease in cash and cash equivalents	$(95,214)	$(27,462)

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations of $56.4 million and $28.5 million for the six months ended June 30, 2015 and 2014, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash used in investing activities was $159.7 million for the six months ended June 30, 2015 due primarily to the $223.0 million spent on the acquisition of homes, $66.6 million spent on the renovation of newly acquired homes and $8.7 spent on other capitalized improvements to our real estate; offset in part by proceeds from the sale of divestiture homes of $65.3 million, proceeds from the sale of NPLs of $32.8 million, proceeds from the sale of real estate of $11.8 million and liquidation and other proceeds on loans of $20.2 million. Net cash used in investing activities was $874.2 million for the six months ended June 30, 2014 due primarily to the $562.3 million and $110.6 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $218.3 million spent on acquiring new NPLs, offset in part by liquidation and other proceeds from loans of $12.6 million.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash provided by financing activities was $120.9 million for the six months ended June 30, 2015 substantially all of which resulted from our net borrowings on our debt facilities, which totaled $138.8 million offset in part by the payment of dividends and repurchases of common shares which totaled $10.8 million and $8.3 million, respectively. Net borrowings on our debt facilities consisted of borrowings of $188.8 million on our senior SFR facility and were offset in part by payments against our senior SFR facility and master repurchase agreement totaling $0.4 million and $49.5 million, respectively. Cash flows provided by financing activities totaled $875.3 million during the six months ended June 30, 2014, primarily resulting from our net borrowings on our debt facilities, which totaled $770.5 million, and equity contributions, which totaled $128.3 million. Net borrowings on our debt facilities consisted of borrowings of $923.8 million and $258.1 million on our senior SFR facility and master repurchase agreement, respectively, and were offset in part by payments against our senior SFR facility and master repurchase agreement totaling $404.8 million and $6.5 million, respectively.

Recent Accounting Pronouncements

See Item 1. Financial Statements (Unaudited), Note 2 – Basis of Presentation and Significant Accounting Policies included in this Quarterly Report on Form 10-Q for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or variable interest entities (“VIEs”), in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 1. Financial Statements (Unaudited), Note 7 - Debt included in this Quarterly Report on Form 10-Q for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of June 30, 2015:

	June 30,
(in millions)	2015	2016	2017	2018	2019	After 2019	Total
Home purchase obligations(1)	$19.4	$—	$—	$—	$—	$—	$19.4
Senior SFR facility	10	20	631.4	—	—	—	661.0
Master repurchase agreement	407.2	—	—	—	—	—	407.2
2017 Convertible Senior Notes	7.8	7.8	180.3	—	—	—	195.8
2019 Convertible Senior Notes	3.5	6.9	6.9	6.9	236.9	—	261.1
Asset-backed Securitization	7	13	529.3	—	—	—	549.5
	$454.5	$47.9	$1,347.9	$6.9	$236.9	$—	$2,094.1

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

Non-GAAP Measures

Funds from Operations and Core Funds from Operations

Funds from operations (“NAREIT FFO”) is used by industry analysts and investors as a supplemental performance measure of an equity REIT. NAREIT FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures.

We believe that NAREIT FFO is a meaningful supplemental measure of the operating performance of our single-family rental business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers NAREIT FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses NAREIT FFO to measure returns on its investments in real estate assets. However, because NAREIT FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of NAREIT FFO as a measure of our performance is limited.

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and adjusting for non-routine items that when excluded allows for more comparable periods. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, non-recurring costs associated with the Separation, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items, as applicable.

Management also believes that NAREIT FFO and Core FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. NAREIT FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO and Core FFO may not be comparable to the NAREIT FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definition.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and six months ended June 30, 2015 and the corresponding periods of 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of net loss to NAREIT FFO(1)

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(3,437)	$(12,116)	$(3,444)	$(27,424)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	18,984	7,243	36,992	12,716
Gain on sales of previously depreciated investments in real estate	(458)	—	(704)	—
Non-controlling interests	98	83	219	73
Subtotal - NAREIT FFO	15,187	(4,790)	33,063	(14,635)
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Share-based compensation	1,390	2,130	3,317	2,459
Separation costs	—	—	—	3,543
Acquisition fees and other expenses	259	186	622	447
Write-off of loan costs	—	5,032	—	5,032
Adjustments for derivative financial instruments, net	(35)	420	76	420
Non-cash interest expense related to amortization on convertible senior notes	2,259	—	4,443	—
Core FFO	$19,060	$2,978	$41,521	$(2,734)

Core FFO per common share	$0.50	$0.08	$1.09	$(0.07)
Dividends declared per common share	$0.14	$—	$0.28	$—
Weighted-average shares - basic and diluted	38,096,969	39,079,365	37,959,928	39,091,796

(1)	Core FFO is a non-GAAP measure.

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

We currently borrow funds at variable rates using secured financings. At June 30, 2015, we had $1.6 billion of variable rate debt outstanding, of which $1.1 billion was protected by interest rate caps. The estimated aggregate fair market value of this debt was $1.6 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $15.6 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, our board of trustees authorized the 2015 Program. Under the program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. During the three and six months ended June 30, 2015, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program.

On April 24, 2014, our board of trustees authorized the 2014 Program. Under the 2014 Program, we could have repurchased up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During fiscal year 2014, we repurchased 1.3 million common shares for $34.3 million under the 2014 Program.  The 2014 Program expired on April 17, 2015 and we did not repurchase any shares pursuant to the 2014 Program during 2015.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
April 1, 2015 to April 30, 2015	—	$—	—	$150,000
May 1, 2015 to May 31, 2015	—	$—	—	$150,000
June 1, 2015 to June 30, 2015	332,250	$24.98	332,250	$141,702
Total repurchases for the three months ended June 30, 2015	332,250	$24.98

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: August 6, 2015	By:	/s/ Douglas R. Brien
Douglas R. Brien
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Nina A. Tran
Nina A. Tran
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

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