Form 10-Q
period 2015-09-30
Starwood Waypoint Residential Trust
filed 2015-11-05
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, there were 37,972,764 of the registrant’s common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT RESIDENTIAL TRUST

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

•

the possibility that our proposed transactions will not close, including by the failure to obtain the necessary shareholder approvals or the failure to satisfy other closing conditions under the Contribution Agreement dated as of September 21, 2015, among us, our operating partnership, SWAY Management LLC (our “Manager”) and Starwood Capital Group Global, L.P. (“Starwood Capital Group”) (the “Contribution Agreement”), or the Agreement and Plan of Merger dated as of September 21, 2015, among us, and certain of our subsidiaries and Colony American Homes (“CAH”) and certain of its subsidiaries and certain investors in CAH (the “Merger Agreement”) or by the termination of the Contribution Agreement or Merger Agreement;

•	failure to plan and manage the proposed internalization (the “Internalization”) of our Manager or the merger (the “Merger”) with CAH effectively and efficiently;
•	the possibility that the anticipated benefits from the Internalization or the Merger may not be realized or may take longer to realize than expected;
•	unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the Contribution Agreement or the Merger Agreement, whether or not completed;
•	the outcome of any legal proceedings that may be instituted against us, CAH or others following the announcement of the Internalization or the Merger;
•	expectations regarding the timing of generating additional revenues;
•	changes in our business and growth strategies;
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

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;
•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;
•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);
•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;
•	our ability to successfully modify or otherwise resolve NPLs;
•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;
•	the failure of residents to pay rent when due or otherwise perform their lease obligations;
•	our ability to effectively manage our portfolio of rental homes;
•	the concentration of credit risks to which we are exposed;

i

•	the rates of default or decreased recovery rates on our target assets;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	potential conflicts of interest with Starwood Capital Group, CAH and their affiliates;
•	the timing of cash flows, if any, from our investments;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	our expected leverage;
•	effects of derivative and hedging transactions;
•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;
•	actions and initiatives of the U.S. government and changes to U.S. government policies that impact the economy generally and, more specifically, the housing and rental markets;
•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;
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

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and see the discussion on risk factors in Item 1A. Risk Factors, that was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2015	2014
ASSETS
Investments in real estate properties
Land	$405,605	$359,889
Building and improvements	1,906,762	1,619,622
Total investments in real estate properties	2,312,367	1,979,511
Less: accumulated depreciation	(89,615)	(41,563)
Investments in real estate properties, net	2,222,752	1,937,948
Real estate held for sale, net	77,978	32,102
Total investments in real estate properties, net	2,300,730	1,970,050
Non-performing loans	71,965	125,488
Non-performing loans held for sale	—	26,911
Non-performing loans (fair value option)	399,774	491,790
Resident and other receivables, net	22,014	17,270
Cash and cash equivalents	109,842	175,198
Restricted cash	91,321	50,749
Deferred financing costs, net	28,670	34,160
Asset-backed securitization certificates	26,553	26,553
Other assets	16,979	17,994
Total assets	$3,067,848	$2,936,163
LIABILITIES AND EQUITY
Liabilities:
Senior SFR facility	$697,414	$441,239
Master repurchase agreement	331,212	454,249
Asset-backed securitization, net	527,152	526,816
Convertible senior notes, net	370,195	363,110
Accounts payable and accrued expenses	72,294	52,457
Resident security deposits and prepaid rent	22,809	17,857
Total liabilities	2,021,076	1,855,728
Commitments and contingencies (Note 11)
Equity:
Preferred shares, $0.01 par value-100,000,000 authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value-500,000,000 authorized; 37,907,966 issued and outstanding as of September 30, 2015, and 37,778,663 issued and outstanding as of December 31, 2014	382	378
Additional paid-in capital	1,130,708	1,133,239
Accumulated deficit	(86,501)	(53,723)
Accumulated other comprehensive loss	(170)	(70)
Total Starwood Waypoint Residential Trust equity	1,044,419	1,079,824
Non-controlling interests	2,353	611
Total equity	1,046,772	1,080,435
Total liabilities and equity	$3,067,848	$2,936,163

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Rental revenues, net	$49,197	$30,366	$137,857	$67,733
Other property revenues	1,801	1,139	4,634	2,508
Realized gain on non-performing loans, net	26,024	1,941	40,510	7,141
Realized gain on loan conversions, net	9,270	5,791	23,942	17,688
Total revenues	86,292	39,237	206,943	95,070
Expenses
Property operating and maintenance	11,580	8,796	33,100	22,619
Real estate taxes and insurance	9,957	5,143	27,502	12,754
Mortgage loan servicing costs	10,404	7,918	29,985	17,939
Non-performing loan management fees and expenses	3,146	3,508	9,301	7,794
General and administrative	3,965	4,627	11,827	14,441
Share-based compensation	2,344	2,101	5,661	4,560
Investment management fees	4,664	4,522	14,326	11,272
Acquisition fees and other expenses	244	217	866	664
Interest expense, including amortization	20,200	11,899	57,412	18,590
Depreciation and amortization	19,783	9,238	56,775	21,954
Separation costs	—	—	—	3,543
Transaction-related expenses	4,288	—	4,288	—
Finance related expenses and write-off of loan costs	722	1,334	2,177	6,775
Impairment of real estate	202	341	861	2,408
Total expenses	91,499	59,644	254,081	145,313
Loss before other income, income tax expense and non-controlling interests	(5,207)	(20,407)	(47,138)	(50,243)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	1,472	125	2,176	(76)
Realized loss on sales of divestiture homes, net	(3,320)	—	(3,001)	—
Unrealized (loss) gain on non-performing loans, net	(3,952)	13,705	34,431	17,346
Loss on derivative financial instruments, net	(31)	(104)	(307)	(574)
Total other income	(5,831)	13,726	33,299	16,696
Loss before income tax expense and non-controlling interests	(11,038)	(6,681)	(13,839)	(33,547)
Income tax expense	16	19	440	504
Net loss	(11,054)	(6,700)	(14,279)	(34,051)
Net income attributable to non-controlling interests	(109)	(13)	(328)	(86)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(11,163)	$(6,713)	$(14,607)	$(34,137)
Weighted-average shares outstanding-basic and diluted	37,906,769	38,613,270	37,942,011	38,911,505
Net loss per common share
Basic and diluted	$(0.29)	$(0.17)	$(0.38)	$(0.88)
Dividends per common share	$0.19	$0.14	$0.47	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other Comprehensive Loss:
Net loss	$(11,054)	$(6,700)	$(14,279)	$(34,051)
Interest rate caps	(8)	—	(100)	—
Comprehensive loss	(11,062)	(6,700)	(14,379)	(34,051)
Comprehensive income attributable to non-controlling interests	(109)	(13)	(328)	(86)
Comprehensive loss attributable to Starwood Waypoint Residential Trust shareholders	$(11,171)	$(6,713)	$(14,707)	$(34,137)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(Unaudited)

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	37,778,663	$378	$1,133,239	$(53,723)	$(70)	$1,079,824	$611	$1,080,435
Net loss	—	—	—	(14,607)	—	(14,607)	328	(14,279)
Dividends declared or paid	—	—	—	(18,171)	—	(18,171)	—	(18,171)
Repurchases of common shares	(332,250)	(4)	(8,298)	—	—	(8,302)	—	(8,302)
Board member compensation paid in shares	4,462	—	114	—	—	114	—	114
Board member forfeiture of shares	(1,111)	—	—	—	—	—	—	—
Share-based compensation	458,202	8	5,653	—	—	5,661	—	5,661
Other comprehensive loss	—	—	—	—	(100)	(100)	—	(100)
Non-controlling interests contributions	—	—	—	—	—	—	1,521	1,521
Non-controlling interests distributions	—	—	—	—	—	—	(107)	(107)
Balance at September 30, 2015	37,907,966	$382	$1,130,708	$(86,501)	$(170)	$1,044,419	$2,353	$1,046,772

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Loss	Trust Equity	Interests	Equity
Balance at December 31, 2013	1,000	$—	$1,018,267	$(27,848)	$—	$990,419	$1,637	$992,056
Net loss attributable prior to Separation	—	—	—	(921)	—	(921)	(10)	(931)
Net loss attributable after Separation	—	—	—	(33,216)	—	(33,216)	96	(33,120)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	—	128,290	—	128,290
Dividend declared	—	—	—	(5,526)	—	(5,526)	—	(5,526)
Repurchases of common shares	(608,986)	(6)	(16,049)	—	—	(16,055)	—	(16,055)
Board member compensation paid in shares	4,058	—	109	—	—	109	—	109
Offering costs	—	—	(782)	—	—	(782)	—	(782)
Convertible senior notes	—	—	29,610	—	—	29,610	—	29,610
Share-based compensation	—	—	4,560	—	—	4,560	—	4,560
Non-controlling interests contributions	—	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	—	(1,591)	(1,591)
Balance at September 30, 2014	38,506,041	$385	$1,134,845	$(38,742)	$—	$1,096,488	$532	$1,097,020

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,279)	$(34,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,775	21,954
Amortization of deferred financing costs	7,019	3,767
Amortization of securitization discount	336	—
Amortization of convertible debt discount	6,739	1,048
Board member compensation paid in shares	114	109
Share-based compensation expense	5,661	4,560
Realized loss (gain) on sales of investments in real estate, net	(2,176)	76
Realized loss on sales of divestiture homes, net	3,001	—
Realized gain on non-performing loans, net	(40,510)	(7,141)
Realized gain on loan conversions, net	(23,942)	(17,688)
Unrealized gain on non-performing loans, net	(34,431)	(17,346)
Loss on derivative financial instruments, net	307	574
Straight-line rents	(729)	(505)
Provision for doubtful accounts receivable	1,530	1,993
Impairment of real estate	861	2,408
Write-off of loan costs	—	5,032
Changes in operating assets and liabilities:
Resident and other receivables	(6,274)	(5,782)
Restricted cash	(37,067)	(35,394)
Other assets	(9,485)	(17,558)
Accounts payable and accrued expenses	18,128	25,032
Resident security deposits and prepaid rent	4,952	10,776
Net cash used in operating activities	(63,470)	(58,136)
Cash flows from investing activities:
Purchases of real estate	(313,690)	(808,402)
Initial renovations to single-family rentals	(93,057)	(162,212)
Other capital expenditures for single-family rentals	(10,137)	(5,006)
Proceeds from sale of real estate	29,584	17,789
Proceeds from sale of divestiture homes	117,290	—
Purchases of non-performing loans	—	(486,509)
Liquidation, principal repayments and other proceeds on loans	47,148	27,435
Proceeds from sale of loans	112,685	4,546
Change in restricted cash and other investing activities	93	(16,634)
Net cash used in investing activities	(110,084)	(1,428,993)
Cash flows from financing activities:
Borrowings on senior SFR facility	258,761	1,181,780
Borrowings on master repurchase facility	—	466,474
Proceeds from issuance of convertible senior notes	—	230,000
Payments of senior SFR facility	(2,586)	(416,856)
Payments of master repurchase agreement	(123,037)	(18,154)
Payment of financing costs	(1,797)	(25,346)
Repurchases of common shares	(8,302)	(16,055)
Contributions from non-controlling interests	1,521	400
Distributions to non-controlling interests	(107)	(1,591)
Offering costs	—	(782)
Capital contributions	—	128,290
Payments of dividends	(16,255)	—
Net cash provided by financing activities	108,198	1,528,160
Net (decrease) increase in cash and cash equivalents	(65,356)	41,031
Cash and cash equivalents at beginning of the period	175,198	44,613
Cash and cash equivalents at end of the period	$109,842	$85,644

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest	$43,722	$13,582
Cash paid for income taxes	$440	$342
Non-cash investing activities
Accrued capital expenditures	$10,091	$14,241
Loan basis converted to real estate	$87,558	$40,064
Non-cash financing activities
Accrued distribution to common shareholders	$7,340	$5,526

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Note 1.  Organization and Operations

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental homes (“SFR”) through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years. In addition, we have a significant portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of Starwood Property Trust, Inc. (“SPT”) to own homes and NPLs. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. On January 31, 2014, SPT completed the spin-off of us to its stockholders (the “Separation”), and we issued approximately 39.1 million common shares. Our shares began trading on February 3, 2014, on the New York Stock Exchange (“NYSE”) under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100.0 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

Starwood Waypoint Residential Partnership, L.P. (our “operating partnership”) was formed as a Delaware limited partnership in May 2012. This wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the operating partnership units in our operating partnership (the “OP Units”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Merger

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we will internalize our Manager. The combined internally managed company (the “Combined Company”) is expected to own and manage over 30,000 homes and have an aggregate asset value of approximately $7.7 billion at the closing of the transaction. The Merger is expected to achieve estimated annualized cost synergies of $40.0 - $50.0 million.

Under the Merger Agreement, CAH shareholders will receive an aggregate of 64,869,583 of our common shares in exchange for all shares of CAH (the “Merger Consideration”). Upon completion of the transaction, our existing shareholders and the former owner of our Manager will own approximately 41% of the Combined Company’s shares combined, while former CAH shareholders will own approximately 59% of the Combined Company’s shares. The share allocation was determined based on each company’s net asset value and is not subject to adjustment. The Combined Company’s shares will continue to trade on the NYSE. We expect to maintain our quarterly dividend of $0.19 per share up to the closing of the Merger. The transaction has been approved by our board of trustees and CAH’s board of directors, and the terms of the Internalization of our Manager were negotiated and approved by a special committee of our board of trustees.  The transaction is expected to close in the first quarter of 2016. Among other things, the transaction is subject to approval of our shareholders and customary closing conditions. Upon the closing of the Internalization and the Merger, the Combined Company will be named “Colony Starwood Homes” and its Common Shares will be listed and traded on the NYSE under the ticker symbol “SFR”.

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2014 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2015, results of operations, comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The interim results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other future annual or interim period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

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

AS OF SEPTEMBER 30, 2015

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

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is listed for sale and that it is ready to be sold in its current condition. Held-for-sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we primarily consider local broker-pricing opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. As a further review, we order an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider and compare the AVM value to the BPO value. In cases where the AVM and BPO values differ beyond a tolerated threshold, which we define as ten percent, an internal evaluation is used as our estimated value. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively. We recorded impairment charges of $0.9 million and $2.4 million during the nine months ended September 30, 2015 and 2014, respectively.

Non-Performing Loans

We have purchased pools of NPLs which were individually bid on and which we seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being listed for sale and that it is ready to be sold. Held-for-sale loans are reported at the lower of their carrying amount or estimated fair value.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs.  During the three and nine months ended September 30, 2015 and 2014, no impairments have been recorded on any of our loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for held-for-sale properties) exceeds our recorded investment in the loan, and are reported as realized gain on loan conversion, net in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the three and nine months ended September 30, 2015, we converted $32.2 million and $87.6 million in NPLs into $41.5 million and $111.5 million in real estate assets that resulted in gains of $9.3 million and $23.9 million, respectively. During the three and nine months ended September 30, 2014, we converted $15.2 million and $40.1 million in NPLs into $21.0 million and $57.8 million in real estate assets that resulted in gains of $5.8 million and $17.7 million, respectively.

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

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a SFR).  As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses, typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our condensed consolidated statements of operations.  Upon the sale of NPLs that results in the recognition of a realized gain or loss, we reclassify what had previously been recorded in unrealized (loss) gain on NPLs, net to realized gains on NPLs, net. During the three and nine months ended September 30, 2015, we recorded unrealized losses of $4.0 million and unrealized gains of $34.4 million, respectively, on the fair value of loans.  During the three and nine months ended September 30, 2014, we recorded $13.7 million and $17.3 million, respectively, in unrealized gains on the fair value of the loans.

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

AS OF SEPTEMBER 30, 2015

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

AS OF SEPTEMBER 30, 2015

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.6 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, we incurred bad debt expense of $0.6 million and $1.5 million, respectively.  During the three and nine months ended September 30, 2014, we incurred bad debt expense of $0.9 million and $2.0 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Income Taxes

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. We recorded provisions of approximately $16,000 and $0.4 million for the three and nine months ended September 30, 2015, respectively.  We recorded provisions of approximately $19,000 and $0.5 million for the three and nine months ended September 30, 2014, respectively.

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

Further, we reclassified certain prior period amounts related to realized gains (losses) on sales of investments in real estate, net in the condensed consolidated statements of operations to disaggregate amounts related to realized gains (losses) on sales of investments in real estate, net and realized loss on sales of divestiture homes, net to conform to the current period’s presentation.

Geographic Concentrations

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of	As of
	September 30,	December 31,
Market	2015	2014
South Florida	21%	20%
Atlanta	15%	17%
Houston	12%	14%
Dallas	12%	12%

Non-Performing Loans

	As of	As of
	September 30,	December 31,
State	2015	2014
Florida	17%	18%
California	17%	16%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Recent Accounting Pronouncements

In August 2015, the FASB issued No. Accounting Standards Update (“ASU”) 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14).” ASU 2015-14 defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt ASU 2014-09 as of the original effective date. We do not anticipate that the adoption of ASU 2015-14 will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

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

AS OF SEPTEMBER 30, 2015

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Residential real estate held for sale (Level III)	2015	2014	2015	2014
Pre-impairment amount	$2,660	$847	$7,667	$6,625
Total losses	$(202)	$(36)	$(731)	$(1,328)
Fair value	$2,458	$811	$6,936	$5,297

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Residential real estate held for use (Level III)	2015	2014	2015	2014
Pre-impairment amount	$—	$4,370	$644	$10,850
Total losses	$—	$(305)	$(130)	$(1,080)
Fair value	$—	$4,065	$514	$9,770

For a summary of our activity for our real estate carried at fair value during the nine months ended September 30, 2015, refer to Note 5-Real Estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-recurring basis (assets)	2015	2014	2015	2014
Transfers of NPLs into homes (Level III)
Carrying value	$32,185	$15,171	$87,558	$40,064
Realized gains	$9,270	$5,791	$23,942	$17,688
Fair value	$41,455	$20,962	$111,500	$57,752

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

For a summary of our Level III activity for our NPLs carried at fair value during the nine months ended September 30, 2015, refer to Note 6-Non-Performing Loans.

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		September 30, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the condensed consolidated balance sheet at fair value
NPLs	Level III	$71,965	$121,563	$152,399	$235,545
Asset-backed securitization certificates	Level III	26,553	26,553	26,553	26,553
Total assets		$98,518	$148,116	$178,952	$262,098
Liabilities not carried on the condensed consolidated balance sheet at fair value
Senior SFR facility	Level III	$697,414	$697,414	$441,239	$441,239
Master repurchase agreement	Level III	331,212	331,212	454,249	454,249
3.00% Convertible Senior Notes due 2019	Level III	206,904	193,770	202,874	183,295
4.50% Convertible Senior Notes due 2017	Level III	163,291	165,825	160,236	161,221
Asset-backed securitization, net	Level III	527,152	527,152	526,816	526,816
Total liabilities		$1,925,973	$1,915,373	$1,785,414	$1,766,820

As the transaction for our asset-backed securitization certificates and asset-backed securitization liability closed December 19, 2014, and there has not been a fundamental change in the market since the transaction closed, we concluded that the carrying value approximates fair value as of September 30, 2015 and December 31, 2014. We have determined that our valuation of these arrangements should be classified in Level III of the value hierarchy. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy. The senior SFR facility and master repurchase agreement are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015			As of December 31, 2014
Input	High	Low	Average	High	Low	Average
Discount rate	15%	15%	15%	15%	15%	15%
Loan resolution probabilities - rental	100%	0%	23%	100%	0%	24%
Loan resolution probabilities - liquidation	100%	0%	77%	100%	0%	76%
Loan resolution timelines (in years)	2.9	0.5	1.1	5.8	0.1	1.1
Value of underlying properties	$2,300,000	$3,000	$222,385	$2,300,000	$2,900	$212,358
Carrying costs	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Annual advance	2.3%	2.3%	2.3%	2.3%	2.3%	2.3%
Remaining legal costs	0.8%	0.8%	0.8%	2.1%	2.1%	2.1%

Note 4. Net Loss per Share

Our shares began trading on February 3, 2014 on the NYSE under the ticker symbol “SWAY.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. For periods prior to January 31, 2014, the denominator for basic and diluted EPS is based on the number of our common shares outstanding on the January 31, 2014. On January 31, 2014, SPT stockholders of record as of the close of business on January 24, 2014, received one of our common shares for every five shares of SPT common stock held as of the record date. Basic and diluted EPS and the average number of common shares outstanding were calculated using the number of our common shares outstanding immediately following the distribution and as adjusted for subsequent issuances and repurchases. The number of shares at January 31, 2014 was used to calculate basic and diluted EPS as none of the equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(11,163)	$(6,713)	$(14,607)	$(34,137)
Denominator:
Basic and diluted weighted average shares outstanding	37,907	38,613	37,942	38,912
Basic and diluted net loss per share	$(0.29)	$(0.17)	$(0.38)	$(0.88)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three and nine months ended September 30, 2015, and the corresponding periods of 2014, both basic and diluted net loss per share are the same.

For the three and nine months ended September 30, 2015, 0.7 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses.  For the three and nine months ended September 30, 2014, 0.9 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

For the three and nine months ended September 30, 2015 and 2014, the potential common shares contingently issuable upon the conversion of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) and our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Senior Notes”) were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash.

Equity Transactions

On May 6, 2015, our board of trustees authorized a share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. During the nine months ended September 30, 2015, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program. We did not repurchase any common shares under the 2015 Program during the three months ended September 30, 2015.

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

On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014.  On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million to shareholders of record at the close of business on June 30, 2015. On July 31, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Total dividend payments of $7.3 million were made on October 15, 2015 to shareholders of record at the close of business on September 30, 2015.

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the year ended December 31, 2014 and the nine months ended September 30, 2015 (in thousands):(1)

Balance as of January 1, 2014	$755,083
Acquisitions	957,741
Real estate converted from loans	87,446
Capitalized expenditures	251,568
Basis of real estate sold	(37,563)
Impairment of real estate	(2,579)
Balance as of December 31, 2014	2,011,696
Acquisitions	313,690
Real estate converted from loans	111,500
Capitalized expenditures	103,672
Basis of real estate sold	(148,577)
Impairment of real estate	(861)
Balance as of September 30, 2015	$2,391,120

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2015, December 31, 2014, and January 1, 2014, of $89.6 million, $41.6 million, and $5.7 million, respectively; and excludes accumulated depreciation on assets held for sale as of September 30, 2015, December 31, 2014 and January 1, 2014 of $0.8 million, $0.1 million and zero, respectively. Total depreciation and amortization expense for the three and nine months ended September 30, 2015, was $19.8 million and $56.8 million, respectively. Total depreciation and amortization expense for the three and nine months ended September 30, 2014, was $9.2 million and $22.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

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

The following table summarizes transactions within our NPLs for the year ended December 31, 2014 and the nine months ended September 30, 2015:

			NPLs
(in thousands)	NPLs	NPLs held for sale	(fair value option)
Balance as of January 1, 2014	$214,965	$—	$—
Acquisitions	—	—	486,509
Unrealized gain on non-performing loans, net	—	—	44,593
Basis of loans sold	(3,092)	—	—
Loans converted to real estate	(44,614)	—	(18,150)
Loan liquidations and other basis adjustments	(14,860)	—	(21,162)
Loans held for sale	(26,911)	26,911	—
Balance as of December 31, 2014	$125,488	$26,911	$491,790
Unrealized gain on non-performing loans, net	—	—	34,431
Basis of loans sold	(169)	(82,198)	(1,529)
Loans converted to real estate	(32,904)	—	(54,654)
Loan liquidations and other basis adjustments	(8,397)	(2,417)	(24,613)
Loans held for sale	(12,053)	57,704	(45,651)
Balance as of September 30, 2015	$71,965	$—	$399,774

See Note 3- Fair Value Measurements for information regarding significant unobservable inputs used to measure the fair value of our NPLs as of September 30, 2015 and December 31, 2014.

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of September 30, 2015 and December 31, 2014, was $625.8 million and $968.7 million, respectively.

Note 7. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity (“SPE”) to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The SFR Facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014, and December 19, 2014, to clarify certain definitions in the agreement. The outstanding balance on this facility as of September 30, 2015 and December 31, 2014, was approximately $697.4 million and $441.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

Master Repurchase Agreement

On September 1, 2015, we (in our capacity as guarantor), PrimeStar Fund I (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H Fund I Trust (“PrimeStar-H”) (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank AG”).  The repurchase agreement, which provided maximum borrowings of up to $500.0 million, had a maturity date of September 11, 2015, and interest which accrued on advances under the repurchase agreement at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3% (the “Spread”), has been amended to change the maximum borrowings, extend the maturity date to March 1, 2017 and decrease the Spread to 2.375%. The maximum borrowing means, as of September 1, 2015, approximately $386.1 million; provided, however, that thereafter the maximum borrowings shall be reduced to an amount equal to the aggregate outstanding borrowings on any given date and, thereafter, shall be reduced commensurately with each reduction in the aggregate outstanding borrowings.  The repurchase agreement is secured, among other things, by PrimeStar Fund I’s ownership interest in certificates that evidence 100% of the ownership interests in PrimeStar-H. The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property by PrimeStar-H and by various wholly-owned subsidiaries of PrimeStar-H.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is March 1, 2017, subject to a six month extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until March 1, 2017.  In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar I, L.P. under the repurchase agreement and ancillary transaction documents. The outstanding balance on September 30, 2015 and December 31, 2014, on this facility was approximately $331.2 million and $454.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

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

The following tables summarize the terms of the Convertible Senior Notes outstanding as of September 30, 2015 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	7.37%	33.2934	10/15/17	2.04 years
2019 Convertible Notes	$230,000	3.00%	6.02%	30.5896	7/1/19	3.75 years

	As of	As of
	September 30, 2015	December 31, 2014
Total principal	$402,500	$402,500
Net unamortized discount	(32,305)	(39,390)
Carrying amount of debt components	$370,195	$363,110
Carrying amount of conversion option equity components recorded in additional paid-in capital	$42,721	$42,721

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)

We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at September 30, 2015, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the Convertible Senior Notes did not exceed their principal amount at September 30, 2015 since the closing market price of our common shares of $23.83 per share did not exceed the implicit conversion price of $32.69 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Terms of Conversion

As of September 30, 2015, the conversion rate applicable to the 2019 Convertible Notes was 30.5896 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $32.69 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of September 30, 2015, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible Notes Trustee.  On or after April 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Each class of Certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR, plus a pass-through rate ranging from 1.30% to 4.55%. The table below shows the balance and pass-through rate for each class of the Offered Certificates as of September 30, 2015. The weighted-average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted-average of the fixed-rate spreads of the Offered Certificates is 2.46%.

As of September 30, 2015, the Offered Certificates had the following par certificate balances, pass-through rates, and ratings:

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

(1)

The ratings shown are those of Kroll Bond Rating Agency, Inc. (“KBRA”), Moody’s Investors Service, Inc. (“Moody’s”), and Morningstar Credit Ratings, LLC (“Morningstar”) as of September 30, 2015. The interest rates on the certificates and classification are based on a credit assessment and rating by these rating agencies of the credit quality of the portfolio of the homes securing the certificates and do not reflect any credit rating of us as an entity.

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

AS OF SEPTEMBER 30, 2015

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

Securitization Loan Agreement

As described above, on December 19, 2014, the Borrower entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR, plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on the Loan, as of September 30, 2015 was approximately $527.2 million.

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

The following table sets forth the principal amount of each component and the component spread added to the one-month LIBOR for each monthly interest period as of September 30, 2015:

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

AS OF SEPTEMBER 30, 2015

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

We have accounted for the transfer of the Loan to the Securitization Trustee as a sale under ASC 860 with no resulting gain or loss as the Loan was both originated by the Loan Seller and immediately transferred at the same fair market value. We have also evaluated the purchased Class G certificates as a variable interest in the Trust and concluded that the Class G certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trust and consolidate, at historical cost basis, the 4,081 homes placed as collateral for the Loan and have recorded a $527.2 million net asset-backed securitization liability at September 30, 2015, representing the principal balance outstanding on the Loan, net of unamortized loan discounts of $1.9 million, in the accompanying condensed consolidated balance sheets.  Separately, the $26.6 million of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of September 30, 2015.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of September 30, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next two years and a total notional amount of $600.0 million. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.  The change in fair value of the derivatives is recognized directly in earnings. We recorded losses of $31,000 and $0.3 million during the three and nine months ended September 30, 2015, respectively, and we recorded losses of $0.1 million and $0.6 million for the corresponding periods in 2014.

As of September 30, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90% or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of September 30, 2015. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $86,000 will be reclassified out of accumulated OCI as an increase to interest expense.

The table below presents the fair value of our derivative financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of
	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Interest rate caps	$4	$104
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	15	322
Total derivatives	$19	$426

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Amount of Gain (Loss)
Recognized in Income
on Derivative (Ineffective
Portion, Reclassifications
				Amount of Gain (Loss)			of Missed Forecasted
	Amount of Gain (Loss)			Reclassified from		Location of Gain (Loss)	Transactions and Amounts
	Recognized in OCI on			Accumulated OCI on		Recognized in Income on	Excluded from
	Derivative (Effective Portion)		Location of Gain (Loss)	Derivative (Effective Portion)		Derivative (Ineffective	Effectiveness Testing)
	For the Three Months		Reclassified from	For the Three Months		Portion and Amount	For the Three Months
Derivatives in Cash Flow	Ended September 30,		Accumulated OCI on	Ended September 30,		Excluded from	Ended September 30,
Hedging Relationships	2015	2014	Derivative (Effective Portion)	2015	2014	Effectiveness Testing)	2015	2014
Interest rate caps	$(8)	$—	Interest expense	$—	$—	Other expense	$—	$—
	$(8)	$—		$—	$—		$—	$—

Amount of Gain (Loss)
Recognized in Income
on Derivative (Ineffective
Portion, Reclassifications
				Amount of Gain (Loss)			of Missed Forecasted
	Amount of Gain (Loss)			Reclassified from		Location of Gain (Loss)	Transactions and Amounts
	Recognized in OCI on			Accumulated OCI on		Recognized in Income on	Excluded from
	Derivative (Effective Portion)		Location of Gain (Loss)	Derivative (Effective Portion)		Derivative (Ineffective	Effectiveness Testing)
	For the Nine Months		Reclassified from	For the Nine Months		Portion and Amount	For the Nine Months
Derivatives in Cash Flow	Ended September 30,		Accumulated OCI on	Ended September 30,		Excluded from	Ended September 30,
Hedging Relationships	2015	2014	Derivative (Effective Portion)	2015	2014	Effectiveness Testing)	2015	2014
Interest rate caps	$(100)	$—	Interest expense	$—	$—	Other expense	$—	$—
	$(100)	$—		$—	$—		$—	$—

		Amount of Loss		Amount of Loss
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2015	2014	2015	2014
Interest rate caps	Loss on derivative financial instruments, net	$(31)	$(104)	$(307)	$(574)
		$(31)	$(104)	$(307)	$(574)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2015, we have assessed the significance of the impact of credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Total Borrowings

As of September 30, 2015, we had total outstanding borrowings of $1.9 billion, of which borrowings under our SFR Facility and master repurchase agreement were $1.0 billion, and the total recorded amount related to asset-backed securitizations were $527.2 million and the total recorded amount related to the Convertible Senior Notes was $370.2 million. As of September 30, 2015, we had approximately $41.8 million in gross deferred financing costs.  We amortize these costs using the effective interest rate method. As of September 30, 2015, we are in compliance with all of our debt facility requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross interest cost	$20,654	$12,913	$58,749	$20,058
Capitalized interest	454	1,014	1,337	1,468
Interest expense	$20,200	$11,899	$57,412	$18,590

The following table summarizes our contractual maturities of our debt as of September 30, 2015 (in thousands):

Year
2015 remainder	$—
2016	—
2017	1,730,137
2018	—
2019	230,000
Thereafter	—
Total	$1,960,137

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

AS OF SEPTEMBER 30, 2015

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

During the nine months ended September 30, 2015, of the 777,574 RSUs awarded to our Manager in connection with the Separation, 194,401 vested. The remaining 323,990 unvested grants will vest ratably on a quarterly basis over a period ending on April 1, 2017. During the nine months ended September 30, 2015, we granted 258,847 new RSUs to certain employees of our Manager which vest over three years, 59,491 RSUs vested and 45,283 RSUs were forfeited. The remaining 332,566 unvested awards of RSUs will vest over a period ending June 30, 2018. During the nine months ended September 30, 2015, we granted 14,387 new restricted shares to our non-executive trustees, 10,333 shares vested and 1,111 shares were forfeited. The remaining 11,273 awards of restricted shares vest ratably in two annual installments on January 31, 2016, and January 31, 2017.

During the nine months ended September 30, 2015, we also granted 4,462 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of approximately $113,000.

After giving effect to activity described above and summarized in the table below, we have 1,696,285 and 173,225 shares available for grant as of September 30, 2015, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSUs and restricted share awards activity during the nine months ended September 30, 2015:

					Non-Executive
	Manager Equity Plan		Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant date		Grant date		Grant date		Grant date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2014	518,391	$30.00	178,493	$30.00	8,330	$28.95	705,214	$29.99
Granted	—	$—	258,847	$25.50	14,387	$25.26	273,234	$25.48
Vested	(194,401)	$30.00	(59,491)	$30.00	(10,333)	27.11	(264,225)	$29.89
Forfeited	—	$—	(45,283)	$29.81	(1,111)	$30.00	(46,394)	$29.82
Nonvested shares, September 30, 2015	323,990	$30.00	332,566	$26.52	11,273	$25.83	667,829	$28.20

During the three and nine months ended September 30, 2015, we recorded $2.3 million and $5.7 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. During the three and nine months ended September 30, 2014, we recorded $2.1 million and $4.6 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. As of September 30, 2015, $13.5 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Note 9. Related-Party Transactions

The accompanying condensed consolidated statements of operations include the following expenses that have been allocated from our Manager for the three and nine months ended September 30, 2015 and 2014, to us. The allocated expenses generally represent (1) certain invoices that our Manager paid on our behalf and (2) the portion of certain expenses that were incurred by our Manager that are estimated to have been attributable to us. We believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Costs Incurred	Financial Statement Location	2015	2014	2015	2014
Property operating and maintenance	Statements of operations	$6,475	$4,311	$18,725	$11,613
Management fee	Statements of operations	4,664	4,522	14,326	11,272
Other expenses	Statements of operations	3,042	3,526	11,622	10,497
Subtotal		14,181	12,359	44,673	33,382
Development costs	Balance sheets-investments in real estate properties	2,501	4,663	9,525	12,880
Leasing costs	Balance sheets-other assets	1,049	1,406	3,438	4,673
Total related party costs		$17,731	$18,428	$57,636	$50,935

Reimbursement of Costs

We are required to reimburse our Manager for the costs incurred on our behalf. Cost reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks, and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks. For the three and nine months ended September 30, 2015, we incurred $13.1 million and $43.3 million of costs, respectively. For the three and nine months ended September 30, 2014, we incurred $13.9 million and $39.7 million of costs, respectively.

Management Fees

We pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options, or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion, and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the three and nine months ended September 30, 2015, was $4.7 million and $14.3 million, respectively. The amount of management fees incurred by us during the three and nine months ended September 30, 2014, was $4.5 million and $11.3 million, respectively.

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

AS OF SEPTEMBER 30, 2015

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

Assets by Business Segment

	As of
(in thousands)	September 30, 2015	December 31, 2014
SFR	$2,567,349	$2,264,040
NPL	500,499	672,123
Total	$3,067,848	$2,936,163

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Statements of Operations by Business Segment

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$49,197	$—	$49,197	$30,366	$—	$30,366
Other property revenues	1,801	—	1,801	1,139	—	1,139
Realized gain on non-performing loans, net	—	26,024	26,024	—	1,941	1,941
Realized gain on loan conversions, net	—	9,270	9,270	—	5,791	5,791
Total revenues	50,998	35,294	86,292	31,505	7,732	39,237
Expenses
Property operating and maintenance	11,580	—	11,580	8,796	—	8,796
Real estate taxes and insurance	9,957	—	9,957	5,143	—	5,143
Mortgage loan servicing costs	—	10,404	10,404	—	7,918	7,918
Non-performing loan management fees and expenses	—	3,146	3,146	—	3,508	3,508
General and administrative	3,143	822	3,965	3,357	1,270	4,627
Share-based compensation	1,858	486	2,344	1,524	577	2,101
Investment management fees	3,698	966	4,664	3,281	1,241	4,522
Acquisition fees and other expenses	244	—	244	217	—	217
Interest expense, including amortization	16,543	3,657	20,200	10,117	1,782	11,899
Depreciation and amortization	19,783	—	19,783	9,238	—	9,238
Separation costs	—	—	—	—	—	—
Transaction-related expenses	3,400	888	4,288	—	—	—
Finance-related expenses and write-off of loan costs	374	348	722	975	359	1,334
Impairment of real estate	17	185	202	341	—	341
Total expenses	70,597	20,902	91,499	42,989	16,655	59,644
Income (loss) before other income, income tax expense and non-controlling interests	(19,599)	14,392	(5,207)	(11,484)	(8,923)	(20,407)
Other income (expense)
Realized gain on sales of investments in real estate, net	1,472	—	1,472	125	—	125
Realized loss on sales of divestiture homes, net	(556)	(2,764)	(3,320)	—	—	—
Unrealized gain (loss) on non-performing loans, net	—	(3,952)	(3,952)	—	13,705	13,705
Loss on derivative financial instruments, net	(31)	—	(31)	(104)	—	(104)
Total other income (expense)	885	(6,716)	(5,831)	21	13,705	13,726
Income (loss) before income tax expense and non-controlling interests	(18,714)	7,676	(11,038)	(11,463)	4,782	(6,681)
Income tax expense	16	—	16	19	—	19
Net income (loss)	(18,730)	7,676	(11,054)	(11,482)	4,782	(6,700)
Net (income) attributable to non-controlling interests	—	(109)	(109)	—	(13)	(13)
Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(18,730)	$7,567	$(11,163)	$(11,482)	$4,769	$(6,713)
Weighted-average shares outstanding-basic and diluted	37,906,769	37,906,769	37,906,769	38,613,270	38,613,270	38,613,270
Net income (loss) per common share
Basic and diluted	$(0.49)	$0.20	$(0.29)	$(0.29)	$0.12	$(0.17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Statements of Operations by Business Segment

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$137,857	$—	$137,857	$67,733	$—	$67,733
Other property revenues	4,634	—	4,634	2,508	—	2,508
Realized gain on non-performing loans, net	—	40,510	40,510	—	7,141	7,141
Realized gain on loan conversions, net	—	23,942	23,942	—	17,688	17,688
Total revenues	142,491	64,452	206,943	70,241	24,829	95,070
Expenses
Property operating and maintenance	33,100	—	33,100	22,619	—	22,619
Real estate taxes and insurance	27,502	—	27,502	12,754	—	12,754
Mortgage loan servicing costs	—	29,985	29,985	—	17,939	17,939
Non-performing loan management fees and expenses	—	9,301	9,301	—	7,794	7,794
General and administrative	9,376	2,451	11,827	10,477	3,964	14,441
Share-based compensation	4,488	1,173	5,661	3,308	1,252	4,560
Investment management fees	11,358	2,968	14,326	8,178	3,094	11,272
Acquisition fees and other expenses	866	—	866	664	—	664
Interest expense, including amortization	45,896	11,516	57,412	12,524	6,066	18,590
Depreciation and amortization	56,775	—	56,775	21,954	—	21,954
Separation costs	—	—	—	2,797	746	3,543
Transaction-related expenses	3,400	888	4,288	—	—	—
Finance-related expenses and write-off of loan costs	1,790	387	2,177	6,233	542	6,775
Impairment of real estate	202	659	861	2,408	—	2,408
Total expenses	194,753	59,328	254,081	103,916	41,397	145,313
Income (loss) before other income, income tax expense and non-controlling interests	(52,262)	5,124	(47,138)	(33,675)	(16,568)	(50,243)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	2,176	—	2,176	(76)	—	(76)
Realized loss on sales of divestiture homes, net	(832)	(2,169)	(3,001)	—	—	—
Unrealized gain on non-performing loans, net	—	34,431	34,431	—	17,346	17,346
Loss on derivative financial instruments, net	(307)	—	(307)	(574)	—	(574)
Total other income (expense)	1,037	32,262	33,299	(650)	17,346	16,696
Income (loss) before income tax expense and non-controlling interests	(51,225)	37,386	(13,839)	(34,325)	778	(33,547)
Income tax expense	440	—	440	504	—	504
Net income (loss)	(51,665)	37,386	(14,279)	(34,829)	778	(34,051)
Net (income) attributable to non-controlling interests	—	(328)	(328)	—	(86)	(86)
Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(51,665)	$37,058	$(14,607)	$(34,829)	$692	$(34,137)
Weighted-average shares outstanding-basic and diluted	37,942,011	37,942,011	37,942,011	38,911,505	38,911,505	38,911,505
Net income (loss) per common share
Basic and diluted	$(1.36)	$0.98	$(0.38)	$(0.90)	$0.02	$(0.88)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(Unaudited)

Note 11. Commitments and Contingencies

Purchase Commitments

As of September 30, 2015, we had executed agreements to purchase an additional 93 homes in separate transactions for an aggregate purchase price of $15.2 million. As of September 30, 2015, we had not contracted to purchase or sell any NPLs.

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

Note 12. Subsequent Events

Dividend Declaration

On November 2, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Payment of the dividend is expected to be made on December 22, 2015 to shareholders of record at the close of business on December 10, 2015.

Acquisition of Homes

Subsequent to September 30, 2015, we have continued to purchase and sell homes in the normal course of business. For the period from October 1, 2015 through October 20, 2015, we purchased 58 homes with an aggregate acquisition cost of approximately $10.1 million. We did not purchase or sell any NPLs during this subsequent period.

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

Overview

We are a Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary, and lease them to qualified residents. We seek to take advantage of the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years. In addition, we have a significant portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT to own homes and NPLs. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. On January 31, 2014, SPT completed the Separation.

Our operating partnership was formed as a Delaware limited partnership in May 2012. This wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 100% of the OP Units.

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

Merger

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we will internalize our Manager. The Combined Company is expected to own and manage over 30,000 homes and have an aggregate asset value of approximately $7.7 billion at the closing of the transaction. The Merger is expected to achieve estimated annualized cost synergies of $40.0 - $50.0 million.

Under the Merger Agreement, CAH shareholders will receive an aggregate of 64,869,583 our shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of our Manager will own approximately 41% of the Combined Company’s shares, while former CAH shareholders will own approximately 59% of the Combined Company’s shares. The share allocation was determined based on each company’s net asset value and is not subject to adjustment. The Combined Company’s shares will continue to trade on the NYSE. We expect to maintain our quarterly dividend of $0.19 per share up to the closing of the Merger. The transaction has been approved our board of trustees and CAH’s board of directors, and the terms of our internalization of our Manager were negotiated and approved by a special committee of our board of trustees. The transaction is expected to close in the first quarter of 2016. Among other things, the transaction is subject to the approval of our shareholders and customary closing conditions. Upon the closing of the Internalization and the Merger, the Combined Company will be named “Colony Starwood Homes” and its Common Shares will be listed and traded on the NYSE under the ticker symbol “SFR”.

Our Portfolio

As of September 30, 2015, our portfolio consisted of 17,124 owned homes and homes underlying NPLs, including (1) 14,155 homes and (2) 2,969 homes underlying 3,035 NPLs, of which 2,830 represent first liens and 205 NPLs represent second, third, and unsecured lien NPLs. As of September 30, 2015, the 2,830 of first lien NPLs had an UPB of $625.8 million, a total purchase price of $405.7 million, and were secured by liens on 2,769 homes and 61 parcels of land with a total BPO value of $629.9 million. As of September 30, 2015, our homes that were owned by us for 180 days or longer were approximately 94.6% leased.

As of September 30, 2015, we had executed agreements to purchase properties in 93 separate transactions for an aggregate purchase price of $15.2 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

Homes

The following table provides a summary of our portfolio of SFRs as of September 30, 2015:

					Average			Average	Weighted		Average
		Non-	Number		Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Year	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased	Home(5)
South Florida	2,385	176	2,561	91.0%	$140,366	$176,174	$451.1	1,585	45	2013	$1,647
Atlanta	2,439	48	2,487	93.7%	$102,237	$132,493	$329.5	1,936	22	2014	$1,220
Houston	1,544	53	1,597	90.7%	$131,656	$150,949	$241.1	2,032	27	2013	$1,550
Tampa	1,367	92	1,459	90.5%	$105,355	$127,355	$185.8	1,460	40	2014	$1,287
Dallas	1,329	83	1,412	91.9%	$142,879	$164,347	$232.1	2,150	20	2014	$1,598
Denver	676	107	783	84.3%	$205,016	$232,216	$181.8	1,622	32	2014	$1,803
Chicago	700	70	770	85.3%	$121,159	$150,845	$116.2	1,578	37	2014	$1,675
Orlando	594	71	665	86.5%	$115,992	$142,663	$94.9	1,587	37	2014	$1,325
Southern California	433	17	450	88.2%	$243,370	$256,895	$115.6	1,650	38	2014	$1,864
Northern California	267	1	268	95.5%	$214,752	$228,444	$61.2	1,508	45	2013	$1,747
Phoenix	244	—	244	97.1%	$139,868	$158,732	$38.7	1,537	40	2014	$1,205
Las Vegas	38	—	38	89.5%	$153,629	$165,797	$6.3	1,910	29	2013	$1,280
Total / Average	12,016	718	12,734	90.7%	$134,871	$161,326	$2,054.3	1,761	33	2014	$1,499

(1)

We define the stabilized home portfolio to include homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.

(2)	Excludes 1,421 homes that we do not intend to hold for the long-term.

(3)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a more meaningful measure to investors.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of September 30, 2015, the average actual renovation costs per renovated home were approximately $26,500.

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

The following table provides a summary of our leasing as of September 30, 2015:

		Homes Owned 180 Days or Longer
				Average	Average	Average
	Total			Monthly	Lease	Remaining
	Number	Number of	Percent	Rent per	Term	Lease Term
Markets	of Homes(1)(2)	Homes	Leased	Leased Home(3)	(Months)	(Months)
Atlanta	2,487	2,441	94.8%	$1,213	18	10
Chicago	770	653	92.3%	$1,675	20	12
Dallas	1,412	1,300	94.6%	$1,585	19	10
Denver	783	636	95.6%	$1,774	19	12
Houston	1,597	1,537	92.1%	$1,543	20	13
Las Vegas	38	38	89.5%	$1,280	15	5
Northern California	268	267	95.5%	$1,747	21	12
Orlando	665	550	95.6%	$1,311	19	11
Phoenix	244	244	97.1%	$1,205	19	9
South Florida	2,561	2,322	95.7%	$1,635	21	12
Southern California	450	435	89.7%	$1,838	21	12
Tampa	1,459	1,307	96.2%	$1,272	19	11
Total / Average	12,734	11,730	94.6%	$1,484	19	11

(1)	Excludes 1,421 homes that we do not intend to hold for the long-term.
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

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of September 30, 2015:

	Total Loans							Rental Pool Assets(4)
		Total			Weighted-				Percent of
	Loan	Purchase Price	Total UPB	Total BPO	Average	Purchase Price as a	Purchase Price as a	Loan	Total Loans
State	Count(1)(2)	(in millions)	(in millions)	(in millions)	LTV(3)	Percentage of UPB	Percentage of BPO	Count	Per State
Florida	527	$67.7	$125.6	$114.1	127.9%	53.9%	59.3%	305	47.0%
Illinois	258	$34.8	$56.1	$52.2	142.3%	62.1%	66.6%	135	20.8%
California	215	$67.4	$91.3	$105.2	97.3%	73.8%	64.0%	121	18.6%
New York	193	$40.2	$63.5	$73.3	104.3%	63.3%	54.8%	—	0.0%
Indiana	134	$9.4	$12.8	$13.0	118.0%	72.8%	72.0%	—	0.0%
New Jersey	130	$20.0	$33.5	$31.9	127.8%	59.7%	62.8%	—	0.0%
Wisconsin	126	$10.7	$14.9	$16.5	113.2%	71.7%	64.8%	—	0.0%
Maryland	124	$24.4	$35.7	$30.1	140.2%	68.4%	81.0%	—	0.0%
Pennsylvania	91	$8.7	$13.0	$12.9	121.9%	66.5%	67.0%	—	0.0%
Arizona	82	$7.8	$13.2	$10.9	231.7%	59.4%	71.8%	3	0.5%
Georgia	68	$7.3	$11.7	$10.7	120.5%	61.9%	67.8%	33	5.1%
Other	882	$107.3	$154.5	$159.1	114.8%	69.6%	67.5%	52	8.0%
Total/Average	2,830	$405.7	$625.8	$629.9	121.2%	64.8%	64.4%	649	100.0%

(1)	Represents first liens on 2,769 homes and 61 parcels of land.
(2)	Excludes 205 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.6 million.
(3)	Weighted-average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See “ – Factors Which May Influence Future Results of Operations - Loan-Related Expenses” for the definition of Rental Pool Assets.

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

Based on our prior experience, we anticipate that, for most of the non-leased homes that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of September 30, 2015, the 11,730 homes we owned for more than 180 days were approximately 94.6% leased. As of December 31, 2014, the 9,066 homes we owned for more than 180 days were approximately 93.4% leased.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $2.4 million and $9.3 million of such personnel costs for the three and nine months ended September 30, 2015, respectively, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and HOA fees during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $0.5 million and $1.6 million of certain personnel costs which were capitalized for the three and nine months ended September 30, 2015, respectively.

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

We believe that a majority of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 4.9% and 9.9%, respectively, of our NPLs are located as of September 30, 2015 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Growth of Investment Portfolio

Since our inception in May 2012, we have grown our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our portfolio, net of dispositions, increased through each quarter-end since our inception. During the nine months ended September 30, 2015, we increased our home portfolio by 1,829 homes, net of sales activities. The table below summarizes the growth of our portfolio holdings as of September 30, 2015 and December 31, 2014.

	As of	As of
(dollar amounts in thousands)	September 30, 2015	December 31, 2014
Homes acquired, net	14,155	12,326
NPLs acquired, net	2,969	4,499
Total	17,124	16,825
Cost basis of acquired homes(1)	$2,391,120	$2,011,696
Carrying value of acquired NPLs	471,739	644,189
Total	$2,862,859	$2,655,885

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2015 and December 31, 2014 of $89.6 million and $41.6 million, respectively, and accumulated depreciation on assets held for sale as of September 30, 2015 and December 31, 2014 of $0.8 million and $0.1 million, respectively.

Recent Developments

Developments During the Third Quarter of 2015

•	On September 21, 2015, we entered into the Merger Agreement with CAH, and an agreement to internalize our Manager.
•	Acquired 496 SFR homes for approximately $94.5 million.
•	Sold 461 re-performing loans for $78.2 million, net sales proceeds.
•	Resolved 453 NPLs.
•	On July 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of June 30, 2015. Payments to shareholders totaled $5.4 million.
•

On July 31, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Payment of the dividend, totaling $7.3 million, was made on October 15, 2015 to shareholders of record at the close of business on September 30, 2015.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 12 - Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to September 30, 2015.

Results of Operations

The main components of our net loss of $11.2 and $14.6 million, for the three and nine months ended September 30, 2015, respectively, as compared to our net loss of $6.7 million and $34.1 million, for the three and nine months ended September 30, 2014, respectively, were as follows:

Revenues

	Three Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental revenue, net	$49,197	$30,366	$18,831	62%
Other property revenue	1,801	1,139	662	58%
Realized gain on non-performing loans, net	26,024	1,941	24,083	1241%
Realized gain on loan conversions, net	9,270	5,791	3,479	60%
Total revenues	$86,292	$39,237	$47,055	120%

	Nine Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental revenues, net	$137,857	$67,733	$70,124	104%
Other property revenues	4,634	2,508	2,126	85%
Realized gain on non-performing loans, net	40,510	7,141	33,369	467%
Realized gain on loan conversions, net	23,942	17,688	6,254	35%
Total revenues	$206,943	$95,070	$111,873	118%

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

For the three and nine months ended September 30, 2015, we experienced an increase in total revenues of 120% and 118%, respectively, as compared to the same periods in 2014. The increases are primarily due to an increase in rental revenues and net gains realized upon the liquidation of a portion of our NPL portfolio. The increase in rental revenues is primarily attributable to portfolio growth. During the nine months ended September 30, 2015, we increased our home portfolio by 1,829 homes, net of sales activities. We expect to continue to grow our home portfolio in 2015. We recorded gains of $9.3 million and $5.8 million for the three months ended September 30, 2015 and 2014, respectively, upon conversion of $32.2 million and $15.2 million in NPLs into $41.5 million and $21.0 million in real estate assets during the three months ended September 30, 2015 and 2014, respectively. We recorded gains of $23.9 million and $17.7 million for the nine months ended September 30, 2015 and 2014, respectively, upon conversion of $87.6 million and $40.1 million in NPLs into $111.5 million and $57.8 million in real estate assets during the nine months ended September 30, 2015 and 2014, respectively. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $26.0 million and $40.5 million for the three and nine months ended September 30, 2015, respectively. The increase in net gains over the same periods in 2014 was driven by acquisitions of NPLs during 2014 and a bulk sale of 461 NPLs in September 2015. Other property revenues include tenant charge backs, late charges and early-termination charges.

Expenses

	Three Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$11,580	$8,796	$2,784	32%
Real estate taxes and insurance	9,957	5,143	4,814	94%
Mortgage loan servicing costs	10,404	7,918	2,486	31%
Non-performing loan management fees and expenses	3,146	3,508	(362)	-10%
General and administrative	3,965	4,627	(662)	-14%
Share-based compensation	2,344	2,101	243	12%
Investment management fees	4,664	4,522	142	3%
Acquisition fees and other expenses	244	217	27	12%
Interest expense, including amortization	20,200	11,899	8,301	70%
Depreciation and amortization	19,783	9,238	10,545	114%
Transaction-related expenses	4,288	—	4,288	N/A
Finance-related expenses and write-off of loan costs	722	1,334	(612)	-46%
Impairment of real estate	202	341	(139)	-41%
Total expenses	$91,499	$59,644	$31,855	53%

	Nine Months Ended
	September 30,	September 30,	Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$33,100	$22,619	$10,481	46%
Real estate taxes and insurance	27,502	12,754	14,748	116%
Mortgage loan servicing costs	29,985	17,939	12,046	67%
Non-performing loan management fees and expenses	9,301	7,794	1,507	19%
General and administrative	11,827	14,441	(2,614)	-18%
Share-based compensation	5,661	4,560	1,101	24%
Investment management fees	14,326	11,272	3,054	27%
Acquisition fees and other expenses	866	664	202	30%
Interest expense, including amortization	57,412	18,590	38,822	209%
Depreciation and amortization	56,775	21,954	34,821	159%
Separation costs	—	3,543	(3,543)	-100%
Transaction-related expenses	4,288	—	4,288	N/A
Finance-related expenses and write-off of loan costs	2,177	6,775	(4,598)	-68%
Impairment of real estate	861	2,408	(1,547)	-64%
Total expenses	$254,081	$145,313	$108,768	75%

For the three and nine months ended September 30, 2015, we experienced an increase in total expenses of 53% and 75%, respectively, as compared to the same periods in 2014. Relative to total revenues, total expenses decreased to 106% and 123% for the three and nine months ended September 30, 2015, respectively, from 152% and 153% for the three and nine months ended September 30, 2014, respectively. These improvements in efficiency, as further discussed below, are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, HOA fees and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees and expenses allocated to us from our Manager. During the three and nine months ended September 30, 2015, property operating and maintenance expense increased by $2.8 million and $10.5 million, respectively, from the same periods in 2014 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 23% and 23% for the three and nine months ended September 30, 2015, respectively, from 28% and 32% for the three and nine months ended September 30, 2014, respectively. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the three and nine months ended September 30, 2015, real estate taxes and insurance increased $4.8 million and $14.7 million, respectively, as compared to the same periods in 2014. This increase related to the growth in the size of our portfolio of homes that are rent ready.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the three and nine months ended September 30, 2015, mortgage loan servicing costs increased $2.5 million and $12.0 million, respectively, as compared to the same periods in 2014. This increase related to the growth in the size of our NPL portfolio during 2014. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio, which is expected to decrease in future periods.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily composed of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the three and nine months ended September 30, 2015, these expenses decreased by $0.4 million and increased by $1.5 million, respectively, compared to the same periods in 2014. The decrease during the three months ended September 30, 2015, was primarily related to the conversion of NPLs to SFRs and the liquidation of a portion of our NPL portfolio; primarily the sale 461 re-performing loans. The size of our NPL portfolio has decreased to 2,969 NPLs as of September 30, 2015, from 4,975 NPLs as of September 30, 2014. The increase during the nine months ended September 30, 2015, was primarily due to increased pursuit costs and acquisitions of NPLs during 2014.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from our Manager (see Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q), as well as standard professional service costs such as legal and audit fees and preparation of tax filings. When compared to the three and nine months ended September 30, 2014, general and administrative expense decreased by $0.7 million and $2.6 million during the three and nine months ended September 30, 2015, respectively, due to a reduction in allocated expenses from our Manager as well as improvements in efficiency primarily attributable to economies of scale and lower headcount.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited), Note 8 - Share-Based Compensation included in this Quarterly Report on Form 10-Q, we adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans in 2015 and 2014 for the three and nine months ended September 30, 2015, resulted in an increase of $0.2 million and $1.1 million, respectively, for share-based compensation expense as compared to the same periods in 2014. These changes were due to a greater number of shares vesting in the three and nine months ended September 30, 2015 as compared to the corresponding periods in 2014.

Investment Management Fees

As discussed in Item 1. Financial Statements (Unaudited), Note 9-Related-Party Transactions included in this Quarterly Report on Form 10-Q, we pay our Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. During the three and nine months ended September 30, 2015, investment management fees increased by $0.1 million and $3.1 million, respectively, as compared to the same periods in 2014 primarily due to fees only being incurred for a portion of the first quarter of 2014, after the Separation and the inclusion of our convertible senior notes, which were issued in the second half of 2014, as components of adjusted market capitalization in 2015.

Acquisition Fees and Other Expenses

Our acquisition fees and other expenses for the three and nine months ended September 30, 2015 have increased by approximately $27,000 and $0.2 million, respectively, as compared to the same periods in 2014 as a result of increased acquisition activity during 2015.

Interest Expense, including Amortization

Interest expense increased by $8.3 million and $38.8 million during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, primarily resulting from our aggregate borrowings of $1.9 billion (see Item 1. Financial Statements (Unaudited), Note 7 - Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). Except as disclosed in Item 1. Financial Statements (Unaudited), Note 7 – Debt included in this Quarterly Report on Form 10-Q, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three and nine months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and nine months ended September 30, 2015, depreciation and amortization increased by $10.5 million and $34.8 million, respectively, as compared to 2014, primarily as a result of the increased number of properties being acquired and placed in service.

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

Transaction-Related Expenses

Transaction-related expenses primarily includes professional fees, consulting services fees and other expenses incurred in connection with the Internalization and the Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the three months ended September 30, 2015, we recorded $4.3 million of such costs related to the Internalization and the Merger. There were no transaction-related expenses incurred prior to the three months ended September 30, 2015. We expect to incur additional transaction-related expenses in the future.

Finance-Related Expenses and Write-off of Loan Costs

Finance-related expenses decreased by $0.6 million and $4.6 million during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 (see Item 1. Financial Statements (Unaudited), Note 7 - Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2014). Except as disclosed in Item 1. Financial Statements (Unaudited), Note 7 – Debt included in this Quarterly Report on Form 10-Q, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three and nine months ended September 30, 2015.

Impairment of Real Estate

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and nine months ended September 30, 2015, we recorded a decrease of $0.1 million and $1.5 million, respectively, of impairment expense as compared to the same periods in 2014. The primary reason for the decrease in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net and loss on derivative financial instruments, net. During the three and nine months ended September 30, 2015, these activities resulted in income, net of gains and losses, which decreased $19.6 million and increased $16.6 million, respectively, compared to the same periods in 2014. This increase is primarily attributable to the growth in the size of our NPL portfolio during 2014 and the bulk sale of 461 NPLs in September 2015. Upon the sale of NPLs that results in the recognition of a realized gain or loss, we reclassify what had previously been recorded in unrealized (loss) gain on NPLs, net to realized gains on NPLs, net. During the three and nine months ended September 30, 2015, $14.2 million and $20.5 million, respectively, were reclassified from unrealized (loss) gain on NPLs, net to realized gains on NPLs, net on our condensed consolidated statements of operations. There were no such reclassifications in the corresponding periods in 2014. The gross realized gains on sales of investments in real estate and divesture homes for the three and nine months ended September 30, 2015 were $5.0 million and $12.5 million, respectively, compared to $1.1 million and $2.5 million for the corresponding periods in 2014. The gross realized losses on sales of investments in real estate and divestiture homes for the three and nine months ended September 30, 2015 were $6.8 million and $13.4 million, respectively, compared to $1.0 million and $2.6 million for the corresponding periods in 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of September 30, 2015 and December 31, 2014 included cash and cash equivalents of $109.8 million and $175.2 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to strategically liquidate a portion of our NPL investments. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which our intended strategy is to convert NPLs into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs, which we are expecting to liquidate a majority of the Non-Rental Pool Assets, which aggregated approximately $471.7 million as of September 30, 2015, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on December 31, 2014. On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on March 31, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, or $5.4 million to shareholders of record at the close of business on June 30, 2015. On October 15, 2015, we paid a quarterly dividend of $0.19 per common share, or $7.3 million to shareholders of record at the close of business on September 30, 2015. On November 2, 2015, our board of trustees declared a quarterly dividend of $0.19 per common share. Payment of the dividend is expected to be made on December 22, 2015 to shareholders of record at the close of business on December 10, 2015. Any future distributions payable are indeterminable at this time.

Capital Resources

As of September 30, 2015, we have completed the following debt transactions (for further disclosure, see Item 1. Financial Statements (Unaudited), Note 7 – Debt included in this Quarterly Report on Form 10-Q).

Senior SFR Facility

On June 13, 2014, SFR Borrower, a wholly-owned indirect subsidiary of ours that was established as a SPE to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing our $1.0 billion SFR Facility with a syndicate of financial institutions led by Citibank, N.A. as administrative agent. The SFR Facility replaced our existing $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of September 30, 2015 was approximately $697.4 million.

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

Master Repurchase Agreement

On September 1, 2015, we (in our capacity as guarantor), PrimeStar Fund I (a limited partnership in which we own, indirectly, at least 98.75% of the general partnership and limited partnership interests) and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely as trustee of PrimeStar-H (a trust in which we own, indirectly, at least 98.75% of the beneficial trust interests), amended our master repurchase agreement with Deutsche Bank AG. The repurchase agreement, which provided maximum borrowings of up to $500 million, had a maturity date of September 11, 2015, and interest which accrued on advances under the repurchase agreement at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 3%, has been amended to change the maximum borrowings, extend the maturity date to March 1, 2017 and decrease the Spread to 2.375%. The maximum borrowing means, as of September 1, 2015, approximately $386.1 million; provided, however, that thereafter the maximum borrowings shall be reduced to an amount equal to the aggregate outstanding borrowings on any given date and, thereafter, shall be reduced commensurately with each reduction in the aggregate outstanding borrowings.

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is March 1, 2017, subject to a six-month extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement.  Borrowings are available under the repurchase agreement until March 1, 2017.  Advances under the purchase agreement were used to acquire NPLs during the year ended December 31, 2014. During 2015, we have sold certain of the NPLs and used a portion of those proceeds for payments against the repurchase agreement. The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters in 2014 and 2015 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2014	$31	$140	$140
June 30, 2014	$198	$252	$252
September 30, 2014	$351	$448	$448
December 31, 2014	$454	$454	$454
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405
September 30, 2015	$394	$405	$331

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

On December 19, 2014, the Borrower entered into the Loan Agreement, with JPMorgan Chase Bank, National Association, as Lender. Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from the Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on this transaction, net of discounts, as of September 30, 2015 was approximately $527.2 million.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of September 30, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next two years and a total notional amount of $600.0 million.

As of September 30, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90 percent or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of September 30, 2015.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(63,470)	$(58,136)
Net cash used in investing activities	(110,084)	(1,428,993)
Net cash provided by financing activities	108,198	1,528,160
Net (decrease) increase in cash and cash equivalents	$(65,356)	$41,031

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations of $63.5 million and $58.1 million for the nine months ended September 30, 2015 and 2014, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash used in investing activities was $110.1 million for the nine months ended September 30, 2015 due primarily to the $313.7 million spent on the acquisition of homes, $93.1 million spent on the renovation of newly acquired homes and $10.1 spent on other capitalized improvements to our real estate; offset in part by proceeds from the sale of divestiture homes of $117.3 million, proceeds from the sale of NPLs of $112.7 million, proceeds from the sale of real estate of $29.6 million, and liquidation, principal repayments and other proceeds on loans of $47.1 million. Net cash used in investing activities was $1.4 billion for the nine months ended September 30, 2014 due primarily to the $808.4 million and $162.2 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $486.5 million spent on acquiring new NPLs, offset in part by liquidation and other proceeds from loans of $27.4 million.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash provided by financing activities was $108.2 million for the nine months ended September 30, 2015 substantially all of which resulted from our net borrowings on our debt facilities, which totaled $133.1 million offset in part by the payment of dividends and repurchases of common shares which totaled $16.3 million and $8.3 million, respectively. Net borrowings on our debt facilities consisted of borrowings of $258.8 million on our senior SFR facility and were offset in part by payments against our senior SFR Facility and master repurchase agreement totaling $2.6 million and $123.0 million, respectively. Cash flows provided by financing activities totaled $1.5 billion during the nine months ended September 30, 2014, primarily resulting from our net borrowings on our debt facilities, which totaled $1.2 billion, proceeds from the issuance of convertible senior notes of $230.0 million and equity contributions, which totaled $128.3 million. Net borrowings on our debt facilities consisted of borrowings of $1.2 billion and $466.5 million on our senior SFR Facility and master repurchase agreement, respectively, and were offset in part by payments against our senior SFR Facility and master repurchase agreement totaling $416.9 million and $18.2 million, respectively.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of September 30, 2015:

	September 30,
(in millions)	2015	2016	2017	2018	2019	After 2019	Total
Home purchase obligations(1)	$15.2	$—	$—	$—	$—	$—	$15.2
Senior SFR facility	5.5	21.9	699.4	—	—	—	726.8
Master repurchase agreement	2.1	8.5	332.6	—	—	—	343.2
2017 Convertible Senior Notes	3.9	7.8	180.3	—	—	—	192.0
2019 Convertible Senior Notes	3.5	6.9	6.9	6.9	236.9	—	261.1
Asset-backed Securitization	3.4	13.6	529.3	—	—	—	546.3
	$33.6	$58.7	$1,748.5	$6.9	$236.9	$—	$2,084.6

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and nine months ended September 30, 2015 and the corresponding periods of 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of net loss to NAREIT FFO(1)

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(11,163)	$(6,713)	$(14,607)	$(34,137)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	19,783	9,238	56,775	21,954
Impairment on depreciated real estate investments	—	15	—	15
Gain on sales of previously depreciated investments in real estate	(1,472)	(27)	(2,176)	(27)
Non-controlling interests	109	13	328	86
Subtotal - NAREIT FFO	7,257	2,526	40,320	(12,109)
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Share-based compensation	2,344	2,101	5,661	4,560
Acquisition fees and other expenses	244	217	866	664
Write-off of loan costs	—	—	—	5,032
Adjustments for derivative financial instruments, net	(69)	23	6	443
Separation costs	—	—	—	3,543
Transaction-related expenses	4,288	—	4,288	—
Severance expense	—	355	—	355
Non-cash interest expense related to amortization on convertible senior notes	2,296	1,048	6,739	1,048
Core FFO	$16,360	$6,270	$57,880	$3,536

Core FFO per common share	$0.43	$0.16	$1.53	$0.09
Dividends declared per common share	$0.19	$0.14	$0.47	$0.14
Weighted-average shares - basic and diluted	37,906,769	38,613,270	37,942,011	38,911,505

(1)	Core FFO is a non-GAAP measure.

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

We currently borrow funds at variable rates using secured financings. At September 30, 2015, we had $1.6 billion of variable rate debt outstanding, of which $1.1 billion was protected by interest rate caps. The estimated aggregate fair market value of this debt was $1.6 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $15.6 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as otherwise noted below, there have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 6, 2015.

Risks Relating to the Internalization and the Merger

The ownership percentage of our common shareholders will be diluted by the Internalization and the Merger.

The Internalization and the Merger will dilute the ownership percentage of our common shareholders. Upon the closing of the Internalization and the Merger, our existing shareholders will own approximately 35.2% of the Combined Company, Starwood Capital Group (as the former owner of our Manager) will own approximately 5.8% of the Combined Company and former CAH investors will own approximately 59.0% of the Combined Company, in each case, on a fully diluted basis (based on shares outstanding as of September 30, 2015 and assuming (1) the issuance and redemption for our common shares of the 6,400,000 OP Units of our operating partnership to be received by Starwood Capital Group in the Internalization (the “Internalization Consideration”) and (2) the issuance of the Merger Consideration.  Consequently, our shareholders, as a general matter, may have less influence over the management and policies of the Combined Company after the Internalization and Merger than they currently exercise over our management and policies.

The Internalization and the Merger may not be accretive to our common shareholders.

Because OP Units and our common shares will be issued in the Internalization and the Merger, respectively, it is possible that, although we currently expect the Internalization and the Merger to be accretive to earnings per share and Core FFO per share, the Internalization and the Merger may be dilutive to our earnings per share and Core FFO per share, if, among other thing, we incur higher than expected expenses in connection with the Internalization and the Merger or fail to realize the cost savings and other benefits of the Internalization and the Merger in a timely manner or at all. The failure of the Internalization and the Merger to be accretive to our common shareholders could have a material adverse effect on our business, financial condition and results of operations.

The closing of the Internalization and the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Internalization and the Merger will not be completed. Failure to complete the Internalization and the Merger could materially adversely affect us.

The closing of the Internalization and the Merger is subject to a number of conditions, including the approval by our shareholders of the proposal to approve the Internalization (the “Internalization Proposal”) and the proposal to approve the issuance of our common shares to be issued in the Merger (the “Merger Share Issuance Proposal”), which make the closing and the timing of the closing of the Internalization and the Merger uncertain. The Merger Agreement may be terminated if the Internalization and the Merger are not completed by the June 30, 2016 (the “Outside Date”), so long as such party’s breach of the Merger Agreement has not been the cause of, or resulted in, the failure of the Internalization and the Merger to be completed by the Outside Date. The Contribution Agreement, may be terminated if the Internalization has not been completed by the Outside Date.

There can be no assurance that the conditions to the closing of the Internalization and the Merger will be satisfied or waived or that the Internalization and the Merger will be completed. Failure to complete the Internalization and the Merger may adversely affect our results of operations and business prospects for the following reasons, among others:

•

the market price of common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the Contribution Agreement and the Merger Agreement will be completed.

•

the Internalization and the Merger, whether or not they close, will divert the attention of certain management and other key employees of our Manager from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us; and

•	we will incur certain transaction costs, regardless of whether the Internalization and the Merger close;

There may be unexpected delays in the closing of the Internalization and the Merger, which could impact our ability to timely achieve the benefits associated with the Internalization and the Merger.

Certain events may delay the closing of the Internalization and the Merger, such as our failure to timely receive shareholder approval or failure to satisfy the other closing conditions to which the Internalization and the Merger are subject.  We cannot assure you that the conditions to the closing of the Internalization and the Merger will be satisfied or waived, if permitted, or that any adverse effect, event, development or change will not occur, or provide any assurances as to whether or when the Internalization and the Merger will be completed.  The Merger Agreement provides that either we or CAH may terminate the Merger Agreement if the Merger has not occurred by the Outside Date, subject to extension as described in the Merger Agreement. Similarly, the Contribution Agreement may be terminated if the Internalization has not been completed by the Outside Date.  Any delay in the closing of the Internalization and the Merger could materially reduce or, if the Merger Agreement and the Contribution Agreement are terminated, eliminate the benefits expected to be obtained by the Combined Company in the Internalization and the Merger.

The number of OP Units and common shares constituting the Internalization Consideration and the Merger Consideration, respectively, is fixed and will not be adjusted in the event of any change in either our or CAH’s share price.

Upon the closing of the Internalization and the Merger, (1) Starwood Capital Group will contribute all equity interests in our Manager to the Operating Partnership in exchange for the issuance of 6,400,000 OP Units to Starwood Capital Group and (2) all of the shares of CAH common stock will be converted into the right to receive an aggregate of 64,869,583 common shares, with cash paid in lieu of fractional shares. The number of OP Units and common shares constituting the Internalization Consideration and the Merger Consideration was fixed in the Contribution Agreement and the Merger Agreement, respectively, and will not be adjusted for changes in the market price of either common shares or CAH common stock. Changes in the price of common shares prior to the Internalization and the Merger will affect the market value of the Internalization Consideration and the Merger Consideration that Starwood Capital Group and CAH stockholders, respectively, will receive on the date of the closing of the Internalization and the Merger. Share price changes may result from a variety of factors (many of which are beyond either company’s control), including the following factors:

•	market reaction to the announcement of the Internalization and the Merger and the Combined Company’s prospects following the closing of the Internalization and the Merger;
•	changes in the business, operation, assets, liabilities, financial position and prospects of either company or in market assessments thereof;
•	changes in our operating performance or that of CAH or similar companies;
•	changes in market valuations of similar companies;
•	market assessments of the likelihood that the Internalization and the Merger will be completed;
•	interest rates, general market and economic conditions and other factors generally affecting the price of OP Units, our common shares and CAH’s common stock;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which CAH and we operate;
•	dissident shareholder activity;
•	changes that affect our and CAH’s industry, the U.S. or global economy, or capital, financial or securities markets generally; and
•	other factors beyond either our control or that of CAH, including those described or referred to elsewhere in these “Risk Factors.”

The price of the OP Units and our common shares upon the closing of the Internalization and the Merger may vary from its respective price on the date the Contribution Agreement and Merger Agreement were executed, on the date of the proxy statement and on the date of the special meeting of shareholders relating to the Internalization and the Merger (the “Special Meeting”). As a result, the market value of the Internalization Consideration and Merger Consideration will also vary.

Because the Internalization and the Merger will be completed after the date of the Special Meeting, at the time of the Special Meeting, you will not know the exact market value of the OP Units and common shares that Starwood Capital Group and CAH stockholders, respectively, will receive upon the closing of the Internalization and the Merger. As a result, if the market price of common shares increases between the date the Contribution and the Merger Agreement were signed or the date of the Special Meeting and the date of the closing of the Internalization and the Merger, Starwood Capital Group and CAH stockholders will receive OP Units and our common shares, respectively, that have a market value upon the closing of the Internalization and the Merger that is greater than the market value of such shares as of when the Contribution Agreement and the Merger Agreement were signed or the date of the Special Meeting, respectively.

Certain of our trustees and officers have interests in the Internalization and the Merger that are different from, or in addition to, those of our shareholders more generally.

Our executive officers and trustees may have interests in the Internalization that are different from, or in addition to, those of our shareholders more generally.  These interests may present such executive officers and trustees with actual or potential conflicts of interest. Our board of trustees was aware of these interests during its deliberations on the merits of the Internalization and in deciding to recommend that our shareholders vote for the approval of the Internalization Proposal.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company from making a favorable proposal and, in specified circumstances, could require us to pay a termination payment of $35 million to the CAH Operating Partnership.

The Merger Agreement contains provisions that restrict our ability to approve or effect other merger transactions. We will be required to pay to CAH Operating Partnership, L.P. or its designee a termination payment of  $35 million in certain circumstances, including if CAH terminates the Merger Agreement because our board of trustees changes its recommendation with respect to the Merger prior to the approval of the Merger Share Issuance Proposal by our shareholders.

The Merger Agreement contains provisions that prevent us from participating in any discussions or otherwise facilitating any inquiry, proposal or offer that may reasonably be expected to lead to a competing acquisition proposal or entering into a competing acquisition agreement, unless certain criteria are satisfied.

Such provisions could discourage a potential party that might have an interest in us from pursuing a transaction while the Internalization and the Merger are pending, even if such transactions would be in the best interests of our shareholders.

If the Merger Agreement is terminated and after the termination either we or CAH determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the Merger Agreement.

The pendency of the Internalization and the Merger could adversely affect our business and operations and those of CAH.

In connection with the pending Internalization and the Merger, some tenants, operators, borrowers, managers or vendors may delay or defer decisions related to their business dealings with us and/or CAH, which could negatively impact our revenues, earnings, cash flows or expenses or those of CAH, as the case may be, regardless of whether the Internalization and the Merger are completed. Similarly, employees of CAH may experience uncertainty about their future roles with the Combined Company following the Internalization and the Merger, which may materially adversely affect the ability of CAH to attract and retain key personnel during the pendency of and after the closings of the Internalization and the Merger. In addition, due to operating covenants in the Contribution Agreement and the Merger Agreement, both we and CAH may be unable, during the pendency of the Internalization and the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business without the consent of the other, even if such actions would prove beneficial to us or CAH, respectively.

The unaudited pro forma combined financial information in the proxy statement is presented for illustrative purposes only and the operating results and financial condition of the Combined Company following the closing of the transactions contemplated by the Contribution Agreement and the Merger Agreement may differ and such differences may be material.

The unaudited pro forma combined financial information in the proxy statement is presented for illustrative purposes only and is not necessarily indicative of what the Combined Company’s actual financial position or results of operations would have been had the transactions contemplated by the Contribution Agreement and the Merger Agreement been completed on the dates indicated. Further, the Combined Company’s actual results and financial position following the closing of the Internalization and the Merger may differ materially and adversely from the unaudited pro forma combined financial data that is included in the proxy statement. The unaudited pro forma combined financial information does not reflect future events that may occur after the closing of the

Internalization and the Merger, including the costs related to the planned integration of our Manager and the two companies and any future nonrecurring charges resulting from the Internalization and the Merger, and does not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma combined financial information presented in the proxy statement is based in part on certain assumptions regarding the Internalization and the Merger that we believe are reasonable under the circumstances. We cannot assure you that the assumptions will prove to be accurate over time.

Risks Relating to the Combined Company Following the Internalization and the Merger

Upon the closing of the Merger, each of Colony Capital and Thomas J. Barrack, Jr. will control a significant number of votes in any matter, including the election of trustees, presented to common shareholders of the Combined Company for approval.

Our common shares issued in connection with the Merger will result in Colony Capital and Thomas J. Barrack Jr., each controlling, upon the closing of the Merger, a significant number of votes in any matter, including the election of trustees, submitted to a vote of common shareholders of the Combined Company. Thomas J. Barrack, Jr. is the executive chairman of Colony Capital, Inc. (“Colony Capital”) and he will be appointed as a Co-Chairman of the board of trustees of the Combined Company upon the closing of the Merger. Upon the closing of the Merger, Colony Capital, an independent public company, and Thomas J. Barrack, Jr. will together control 52,780,722 common shares of the Combined Company, representing approximately 48.0% of  the outstanding common shares on a fully-diluted basis (based on shares outstanding as of September 30, 2015 and assuming (1) the issuance and redemption for  our common shares of the 6,400,000 OP Units to be received by Starwood Capital Group in the Internalization and (2) the issuance of 64,869,583 of our common shares in the aggregate in the Merger. Each of Colony Capital and Thomas J. Barrack, Jr. have interests that differ from our other shareholders, and, therefore, may exercise their respective votes on matters that may not be consistent with the interests of those other shareholders with respect to any matters.

The Combined Company may compete with Starwood Capital Group in ancillary lines of business and, after the end of the restricted period, Starwood Capital Group may engage in competitive businesses or solicit the Combined Company’s employees for hire, which could have an adverse effect on the Combined Company’s business.

Starwood Capital Group has agreed that, commencing on the closing date of the Internalization and ending on the first anniversary thereof, it will not compete with the Combined Company or solicit its employees, subject to certain exceptions as forth in the Contribution Agreement.  After the expiration of this restricted period, however, Starwood Capital Group will be free to acquire or manage SFR portfolios, which could result in it competing directly with the Combined Company for acquisition opportunities, financing opportunities, tenants and in other aspects of the Combined Company’s business, and they may solicit and hire key employees, each of which could have an adverse effect on the Combined Company’s business.

Additionally, the restrictions do not limit Starwood Capital Group from engaging in lines of business ancillary to SFR homes or other lines of business that the Combined Company might consider in the future. As a result, if the Combined Company were to expand its business strategy, it might compete with Starwood Capital Group in such line of business.

The Combined Company expects to incur substantial expenses related to the Internalization and the Merger.

The Combined Company will incur substantial expenses in connection with completing the Internalization and the Merger and integrating our Manager and CAH’s business, operations, networks, systems, technologies, policies and procedures with those of the Combined Company’s. While the Combined Company expects to incur a certain level of transaction and integration expenses, factors beyond the Combined Company’s control could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Internalization and the Merger could, particularly in the near term, exceed the savings that the Combined Company expects to achieve from the elimination of the management and duplicative expenses and the realization of economies of scale and cost savings related to the integration of our Manager and our business and that of CAH following the closing of the Internalization and the Merger.  If the expenses the Combined Company incurs as a result of the Internalization and the Merger are higher than anticipated, the Combined Company’s net income per share and Core FFO per share would be adversely affected.

The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded portfolio and operations.

The Internalization and the Merger are expected to result in certain benefits to the Combined Company. There can be no assurance, however, regarding when or the extent to which the Combined Company will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. The Internalization and Merger involves the combination of three companies, which currently operate as independent companies. The Combined Company will be required to devote significant management attention and resources to integrating our business practices and operations and those of our Manager and CAH. It is possible that the integration process could result in the distraction of the Combined Company’s management, the disruption of the Combined Company’s ongoing business or inconsistencies in the Combined Company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Combined Company to maintain relationships with operators, vendors and employees or to fully achieve the anticipated benefits of the Internalization and the Merger. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with integrating our Manager and integrating CAH’s portfolio into ours.

Following the Internalization and the Merger, the Combined Company will have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the Combined Company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance that the Combined Company’s expansion or acquisition opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The Merger will result in changes to our board of trustees and management that may affect our strategy and operations.

If the Merger is completed, the composition of our board of trustees and management team will change. Following the closing of Internalization and the Merger, our board of trustees will increase from seven to twelve trustees. At the closing of the Merger, the trustees will be Barry Sternlicht, Thomas Barrack, four of our designees and six designees of CAH. Further, the management team will consist of Fred Tuomi as Chief Executive Officer, Arik Prawer as Chief Financial Officer and Douglas R. Brien as President and Chief Operating Officer. This new composition of our board of trustees and management team may affect the Combined Company’s business strategy and operating decisions following the closing of the Internalization and the Merger. In addition, there can be no assurances that the new board of trustees and management team will function effectively as a team and that there will not be any adverse effects on the Combined Company’s business as a result.

The Combined Company may be unable to retain key employees.

The success of the Combined Company after the Internalization and the Merger will depend in part upon its ability to retain key Manager and CAH employees. Key employees may depart either before or after the closing of the Internalization and the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Combined Company following the Internalization and the Merger. Accordingly, no assurance can be given that our Manager, CAH and, following the Internalization and the Merger, the Combined Company will be able to retain key employees to the same extent as in the past.

The Contribution Agreement provides that Starwood Capital Group shall use commercially reasonable efforts to keep available the services of its present officers and employees and of all other persons who provide material services to us and our subsidiaries. If the Combined Company needs to recruit and hire additional personnel, there may be delays in doing so, the compensation to such employees may be higher, and there could be disruptions to the Combined Company’s business.

The Combined Company may be exposed to risks to which we have not historically been exposed.

We currently have no employees of our own. The Combined Company will have employees following the Internalization and the Merger. As their employer, the Combined Company will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, the Combined Company will bear the costs of the establishment and maintenance of health, retirement and similar benefit plans for its employees.

The Combined Company may not be able to obtain the anticipated revolving credit facility on favorable terms, or at all, which may affect its ability to consummate future acquisitions and implement its business plan.

Concurrently with or shortly after the closing of the Internalization and the Merger, the Combined Company expects to obtain a revolving credit facility. However, there can be no assurance that the Combined Company will enter into definitive documentation with regard to the anticipated revolving credit facility on favorable terms or at all. The Combined Company’s failure to obtain the anticipated revolving credit facility could render it incapable of consummating future SFR acquisitions, which could have an adverse effect on the Combined Company’s business and the implementation of its business plan.

Risks Relating to an Investment in Common Shares Following the Internalization and the Merger

The market price of our common shares may decline as a result of the Internalization, the Merger, the issuance of OP Units or the issuance of common shares.

The market price of common shares may decline as a result of the Internalization and the Merger for a number of reasons, including if the Combined Company does not achieve the perceived benefits of the Internalization and the Merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Internalization and the Merger on the Combined Company’s financial results is not consistent with the expectations of financial or industry analysts. In addition, if the Internalization and the Merger are completed, the Combined Company’s shareholders will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Current shareholders may not wish to continue to invest in the Combined Company if the Internalization and the Merger are completed, or for other reasons may wish to dispose of some or all of their common shares. If, following the closing of the Internalization and the Merger, there is selling pressure on our common shares that exceeds demand at the market price, the price of our common shares could decline.

In addition, we are unable to predict the potential effects of the issuance of OP Units in connection with the Internalization or common shares in connection with the Merger on the trading activity and market price of our common shares.  The OP Units (or shares issued on redemption thereof) issued to Starwood Capital Group and our common shares issued to certain CAH investors will be subject to a nine-month lock-up period, subject to certain exceptions.  We have granted registration rights to Starwood Capital Group and such CAH investors for the resale of common shares issued as a result of any redemption of OP Units issued in connection with the Internalization or common shares issued in connection with the Merger. Following expiration of the lock-up and the filing and effectiveness of a resale registration statement covering the shares, these shares will be freely transferable without restriction.  These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of our common shares available for public trading. Prior to the Internalization and the Merger, the common stock of CAH was not listed on any national securities exchange and the ability of CAH stockholders to liquidate their investments was limited. As a result, there may be significant pent-up demand for the CAH investors to sell their common shares.  Sales of a substantial number of common shares in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of common shares.

We cannot assure you that the Combined Company will be able to continue paying distributions at the rate we currently pay them.

As noted in the proxy statement, the Combined Company expects to continue our current distribution practices following the Internalization and the Merger. However, common shareholders of the Combined Company may not receive distributions following the Internalization and the Merger equivalent to those currently paid by us for various reasons, including the following:

•

as a result of the Internalization and the Merger and the issuance of OP Units in connection with the Internalization and common shares in connection with the Merger, the total amount of cash required for the Combined Company to pay dividends at its current rate will increase;

•

the Combined Company may not have enough cash to pay such distributions due to changes in the Combined Company’s cash requirements, capital spending plans, cash flows or financial position or as a result of unknown or unforeseen liabilities incurred in connection with the Internalization and the Merger;

•

decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of our board of trustees, which reserves the right to change the Combined Company’s dividend practices at any time and for any reason;

•	the Combined Company may desire to retain cash to maintain or improve its credit ratings; and
•

the Combined Company’s declaration and payment of distributions will be subject to compliance with restrictions contained in the Combined Company’s debt instruments and may be subject to restrictions in similar instruments and agreements governing future debt that the Combined Company may incur.

Our existing and future shareholders have no contractual or other legal right to distributions that have not been declared.

Legal Risks Related to the Internalization and Merger

Counterparties to certain significant agreements with CAH may have consent rights in connection with the Mergers.

CAH is party to certain agreements that give the counterparty certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Merger may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparty may assert its rights in connection with the Merger. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

We may have failed to uncover all liabilities of CAH through the due diligence process prior to the Internalization and the Merger, exposing the Combined Company to potentially large, unanticipated costs.

Prior to completing the Internalization and the Merger, we performed certain due diligence reviews of the business of CAH. In view of timing and other considerations relevant to successfully achieving the closing of the Internalization and the Merger, our due diligence reviews have necessarily been limited in nature and may not adequately have uncovered all of the contingent or undisclosed liabilities the Combined Company may incur as a consequence of the Merger. Any such liabilities could cause the Combined Company to experience potentially significant losses, which could materially adversely affect the Combined Company’s business, results of operations and financial condition.

Tax Risks Relating to the Merger

The Combined Company may incur adverse tax consequences, if it or CAH has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of us and CAH has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the closing of the Internalization and the Merger. The Combined Company intends to operate in a manner that it believes allows it to qualify as a REIT after the Internalization and the Merger. Neither we nor CAH has requested or plans to request a ruling from the Internal Revenue Service (the “IRS”) that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations of the U.S. Department of the Treasury that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (which, consistent with our past practices and those of CAH, the Combined Company will do after the Internalization and the Merger). The determination of various factual matters and circumstances not entirely within our control or the control of CAH may affect our or its ability to qualify as a REIT. In order to qualify as a REIT, each of us and CAH must satisfy a number of requirements, including requirements regarding the ownership of our or its shares, respectively, and the composition of our or its gross income and assets. Also, a REIT must make distributions to shareholders annually of at least 90% of its net taxable income, excluding any capital gains.

If either we have failed or fail or CAH has failed or fails to qualify as a REIT and the Internalization and the Merger are completed, the Combined Company may inherit significant tax liabilities and could lose its REIT qualification. Even if the Combined Company retains its REIT qualification, if we have not been or lose or CAH has not been or loses its REIT qualification for a taxable year before the Internalization and the Merger or that includes the Internalization and the Merger, the Combined Company will face serious tax consequences that could substantially reduce its cash available for distribution to its shareholders because:

•

the Combined Company, as the successor by merger to us and CAH, would generally inherit any corporate income tax liabilities of ours and of CAH, including penalties and interest, which inherited tax liabilities could be particularly substantial if the Merger were to fail to qualify as a reorganization within the meaning of Section 368(a) of the Code;

•	the Combined Company would be subject to tax on the built-in gain on each asset of ours and of CAH existing at the time of the Internalization and the Merger; and
•

the Combined Company could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including penalties and interest payments to the IRS) to eliminate any earnings and profits accumulated by us and CAH for taxable periods that we/it did not qualify as a REIT.

As a result of these factors, any failure by us or CAH before the Internalization and the Merger to qualify as a REIT could impair the Combined Company’s ability after the Internalization and the Merger to expand its business and raise capital, and could materially adversely affect the value of common shares.

Other Risks

The Combined Company faces other risks.

The foregoing risks are not exhaustive, and you should be aware that, following the Internalization and the Merger, the Combined Company will face various other risks, including those discussed in reports filed by the Combined Company with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, our board of trustees authorized the 2015 Program. Under the program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. During the nine months ended September 30, 2015, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program. We did not repurchase any shares during the three months ended September 30, 2015.

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

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
July 1, 2015 to July 31, 2015	—	$—	—	$141,702
August 1, 2015 to August 31, 2015	—	$—	—	$141,702
September 1, 2015 to September 30, 2015	—	$—	—	$141,702
Total repurchases for the three months ended September 30, 2015	—	$—

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

Date: November 5, 2015	By:	/s/ Douglas R. Brien
Douglas R. Brien
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Nina A. Tran
Nina A. Tran
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

2.1

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed September 21, 2015)

2.2

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed September 21, 2015)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

3.2	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed January 21, 2014)

4.1

First Supplemental Indenture, dated as of July 7, 2015, to the Indenture dated as of July 7, 2014 Related to 3.00% Convertible Senior Notes due 2019 among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee

4.2

First Supplemental Indenture, dated as of July 7, 2015, to the Indenture dated as of October 14, 2014 Related to 4.50% Convertible Senior Notes due 2017 among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee

10.1

Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed September 4, 2015)

10.2

Registration Rights Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust and the other parties named therein (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Residential Trust’s Current Report on Form 8-K filed September 21, 2015)

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