Form 10-K
period 2015-12-31
Colony Starwood Homes
filed 2016-02-29
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001- 36163

Colony Starwood Homes

(Exact name of registrant as specified in its charter)

Maryland	80-6260391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8665 East Hartford Drive Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 362-9760

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Share, $0.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☑

As of June 30, 2015, the aggregate market value of the voting shares held by non-affiliates was $882.3 million based on the last reported sales price of our common shares on the New York Stock Exchange on June 30, 2015.

As of February 25, 2016, there were 101,517,567 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2016.

i

CAUTIONARY STATEMENTS

Except where the context suggests otherwise, the terms “company,” “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc.; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; the term “SPT” refers to Starwood Property Trust, Inc., our parent company prior to the Separation (as defined below); the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager, other than us; the term “Colony Capital” refers to Colony Capital, Inc. (and its predecessors), together with all of its affiliates and subsidiaries; the term “Waypoint Manager” refers to Waypoint Real Estate Group HoldCo, LLC (and its predecessors), together with all affiliates and subsidiaries; and the term “Waypoint Legacy Funds” refers to DC Real Estate Fund II, LP, Wiel Brien Fund III, LP, Wiel Brien Fund IV, LP, Wiel Brien Fund IV-A, LP, Wiel Brien SCFF Fund I, LP, Waypoint Fund I, LP, Waypoint Fund I-A, LP, Waypoint Fund II-A, LP, Waypoint/GI Venture, LLC and DC Real Estate Group, LLC.

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

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth in Item 1A. Risk Factors;
•

failure to plan and manage the internalization (the “Internalization”) of the Manager or the merger (the “Merger”) with CAH effectively and efficiently under the Contribution Agreement dated as of September 21, 2015 as amended, among us, our operating partnership, the Manager and Starwood Capital Group (the “Contribution Agreement”), or the Agreement and Plan of Merger dated as of September 21, 2015, among us, and certain of our subsidiaries and CAH and certain of its subsidiaries and certain investors in CAH (the “Merger Agreement”);

•	the possibility that the anticipated benefits from the Internalization or the Merger may not be realized or may take longer to realize than expected;
•	unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the Contribution Agreement or the Merger Agreement;
•	the outcome of any legal proceedings that have been or may be instituted against us, CAH or others following the announcement or the completion of the Internalization or the Merger;
•	expectations regarding the timing of generating additional revenues;
•	changes in our business and growth strategies;
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

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;
•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);
•	our ability to convert the homes and NPLs we acquire into rental homes generating attractive returns;
•	our ability to successfully modify or otherwise resolve NPLs;
•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;
•	the failure of residents to pay rent when due or otherwise perform their lease obligations;
•	our ability to effectively manage our portfolio of rental homes;
•	the concentration of credit risks to which we are exposed;
•	the rates of default or decreased recovery rates on our target assets;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	potential conflicts of interest with Starwood Capital Group, Colony Capital, Inc. (“Colony Capital”) and their affiliates;
•	the timing of cash flows, if any, from our investments;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	our expected leverage;
•	effects of derivative and hedging transactions;
•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	actions and initiatives of the U.S. government and changes to U.S. government policies that impact the economy generally and, more specifically, the housing and rental markets;
•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;
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

Merger and Internalization

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016. We now own and manage over 30,000 homes and have an aggregate asset value of over $7.0 billion at the closing of the transaction.

Under the Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of the Manager owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares. The share allocation was determined based on each company’s net asset value. The terms of the Internalization were negotiated and approved by a special committee of our board of trustees. Upon the closing of the Internalization and the Merger, we changed our name to Colony Starwood Homes and our common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SFR.”

Since both SWAY and CAH have significant pre-combination activities, the Merger will be accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805. Based upon consideration of a number of factors (see Item 8. Financial Statements and Supplementary Data, Note 14 – Subsequent Events included in this Annual Report on From 10-K for discussion of these factors and the accounting treatment of the Merger), although SWAY is the legal acquirer in the Merger, CAH has been designated as the accounting acquirer, resulting in a reverse acquisition of SWAY for accounting purposes.

Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager and are managed by certain of the officers and employees who formerly managed our business through the Manager and certain of the officers and employees of CAH. The net effect is that, following the Internalization and the Merger, we have the benefit of being internally managed by both (1) officers and employees who formerly managed our business and who have industry expertise, management capabilities and a unique knowledge of our assets and business strategies and (2) officers and employees who managed CAH’s business and who have industry expertise, management capabilities and a unique knowledge of CAH’s assets and business strategies. In addition, we believe that we will combine the best aspects of our and CAH’s sophisticated proprietary technology platforms and retain the best employees from each company.

The historical consolidated financial statements included herein represent only our pre-Internalization and pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows. As such, the financial statements included herein do not reflect our results of operations, other comprehensive income and cash flows in the future or what our results of operations, other comprehensive income and cash flows would have been had our management been internalized or had we been merged with CAH during the historical periods presented. In addition to the financial statements included herein, you should read and consider the CAH financial statements, pro forma financial statements and notes thereto that we file with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.  Business.

Our Company

We are an internally managed Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental (“SFR”) homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including multiple listing services (“MLS”) listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other SFR companies, government sponsored enterprises, private investors and other financial institutions. We believe favorable prevailing home prices provide us with a substantial market opportunity to acquire residential assets that may generate attractive risk-adjusted returns.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014, SPT completed the spin-off of us to its stockholders (the “Separation”). On January 5, 2016, we completed the Internalization of the Manager and the Merger and changed our name to Colony Starwood Homes.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.2% of the operating partnership units in our operating partnership (“OP units”).

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

The Manager

Prior to the Internalization, we were externally managed and advised by the Manager pursuant to the terms of a management agreement (the “Management Agreement”). The Manager was an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our Co-Chairman. Starwood Capital Group has invested in most major classes of real estate, directly and indirectly, through operating companies, portfolios of properties and single assets, including multi-family, office, retail, hotel, residential entitled land and communities, senior housing, mixed use and golf courses. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.

The Manager drew upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel. The Manager also benefited from Starwood Capital Group’s asset management, portfolio management and finance functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies, in connection with the performance of the Manager’s duties.

Starwood Capital Group has agreed that, through the first anniversary of the Internalization, it will not compete with us or solicit our employees, subject to certain exceptions as set forth in the Contribution Agreement.

On January 31, 2014, the Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provided the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes. In connection with such acquisition, the Waypoint Manager agreed that the Waypoint Legacy Funds will not acquire additional homes and will not acquire single-family NPLs, subject to certain limited exceptions.

As of December 31, 2015, the Manager maintained 21 regional offices and resident service centers. The regional offices house the Manager’s regional officers, local acquisitions and construction teams, and, if applicable, the Manager’s local marketing and leasing, property management and repairs and maintenance teams. The resident service centers serve as localized customer-facing offices aimed at ensuring resident satisfaction and retention, as well as to integrate all local operations. Upon the completion of the Merger and the Internalization, we maintained 41 regional offices and resident service centers.

Proprietary Technology

We believe that achieving consistent operational excellence is crucial to the success of acquiring, renovating, leasing and managing a geographically dispersed portfolio of homes. The backbone of our operations is formed by a proprietary property management platform that has been continually refined and enhanced, including combining the advanced technologies of both ours and CAH’s advanced technology platforms. Our proprietary property management platform is built on a cloud-based operating platform powered by leading technology companies, which provides us with the ability to achieve scalability, security and redundancy in a cost-effective manner.

Our platform enables us to have real-time oversight of all aspects of our business, while maintaining the flexibility to evolve quickly as our business grows and additional functionality is needed. Managers, field personnel and technologists work together to continually define and automate business processes based on the latest data-driven analyses as well as to upgrade existing features and generate new applications.

Our Portfolio

As of December 31, 2015, our portfolio consisted of 16,772 owned homes and homes underlying NPLs, including (1) 14,099 homes and (2) 2,673 homes underlying 2,736 NPLs, of which 2,539 represent first liens and 197 NPLs represent second, third, and unsecured liens. As of December 31, 2015, the 2,539 of first lien NPLs had an unpaid principal balance (“UPB”) of $568.8 million, a total purchase price of $372.1 million and were secured by liens on 2,481 homes and 58 parcels of land with a total broker price opinion (“BPO”) value of $581.2 million. As of December 31, 2015, our homes that were owned by us for 180 days or longer were approximately 94.1% leased.

After giving effect to the Merger, as of December 31, 2015, our combined portfolio consisted of 34,674 owned homes and homes underlying NPLs.

Segment Reporting

We currently operate in two reportable segments. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental  portfolio or sold.  Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our Chief Executive Officer who views our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we created revenue line items in our consolidated statements of operations associated with our NPL segment. See Item 8. Financial Statements and Supplementary Data, Note 11 – Segment Reporting included in this Annual Report on Form 10-K for financial information concerning our segments.

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2015:

					Average			Average	Weighted		Average
		Non-	Number		Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Year	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased	Home(5)
South Florida	2,478	122	2,600	93.0%	$141,094	$177,164	$460.3	1,587	46	2014	$1,660
Atlanta	2,431	44	2,475	93.5%	$102,648	$133,576	330.6	1,938	23	2014	$1,228
Houston	1,566	41	1,607	91.8%	$132,095	$151,657	243.7	2,032	28	2014	$1,552
Tampa	1,433	49	1,482	93.3%	$106,001	$128,029	189.7	1,465	41	2014	$1,294
Dallas	1,355	76	1,431	92.4%	$144,597	$166,214	237.9	2,168	20	2014	$1,618
Denver	713	101	814	84.3%	$206,340	$233,271	189.9	1,628	33	2014	$1,804
Chicago	730	55	785	84.5%	$122,123	$152,069	119.4	1,593	37	2014	$1,688
Orlando	630	55	685	87.0%	$116,461	$143,855	98.4	1,588	38	2014	$1,335
Southern California	440	9	449	88.6%	$243,735	$257,310	115.5	1,651	39	2014	$1,875
Northern California	269	1	270	96.3%	$214,603	$228,225	61.6	1,505	47	2013	$1,757
Phoenix	244	2	246	97.6%	$139,661	$158,732	38.7	1,536	41	2014	$1,209
Las Vegas	37	-	37	81.1%	$152,650	$164,678	6.1	1,908	30	2013	$1,269
Total / Average	12,326	555	12,881	91.5%	$135,717	$162,458	$2,091.8	1,764	34	2014	$1,510

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 1,218 homes that we do not intend to hold for the long-term.
(3)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a meaningful measure to investors. As of December 31, 2015, we owned 125 multi-family homes with 250 rental units.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2015, the average estimated renovation costs per renovated home were approximately $26,700.

(5)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of December 31, 2015:

		Homes Owned 180 Days or Longer
				Average	Average	Average
	Total			Monthly	Lease	Remaining
	Number	Number of	Percent	Rent per	Term	Lease Term
Markets	of Homes(1)(2)	Homes	Leased	Leased Home(3)	(Months)	(Months)
South Florida	2,600	2,440	96.1%	$1,652	21	11
Atlanta	2,475	2,445	93.9%	$1,224	18	9
Houston	1,607	1,560	93.1%	$1,547	20	12
Tampa	1,482	1,377	96.2%	$1,286	20	11
Dallas	1,431	1,342	94.4%	$1,602	19	10
Denver	814	714	92.4%	$1,788	19	11
Chicago	785	707	89.4%	$1,682	21	11
Orlando	685	605	93.2%	$1,322	20	10
Southern California	449	442	88.9%	$1,866	21	12
Northern California	270	270	96.3%	$1,757	22	11
Phoenix	246	244	98.4%	$1,209	19	8
Las Vegas	37	37	81.1%	$1,269	15	5
Total / Average	12,881	12,183	94.1%	$1,499	20	10

(1)	Excludes 1,218 homes that we do not intend to hold for the long-term.
(2)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a meaningful measure to investors. As of December 31, 2015, we owned 125 multi-family homes with 250 rental units.

(3)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of December 31, 2015:

	Total Loans							Rental Pool Assets(4)
		Total			Weighted-				Percent of
	Loan	Purchase Price	Total UPB	Total BPO	Average	Purchase Price as a	Purchase Price as a	Loan	Total Loans
State	Count(1)(2)	(in millions)	(in millions)	(in millions)	LTV(3)	Percentage of UPB	Percentage of BPO	Count	Per State
Florida	469	$61.9	$112.9	$104.7	125.9%	54.8%	59.1%	85	48.6%
Illinois	219	30.5	48.5	46.7	127.7%	62.9%	65.3%	24	13.7%
California	197	62.1	84.2	97.2	99.3%	73.8%	63.9%	39	22.3%
New York	179	37.1	59.0	69.3	104.8%	62.9%	53.6%	—	0.0%
Indiana	128	8.9	12.2	12.3	119.7%	73.1%	72.5%	—	0.0%
New Jersey	121	19.2	32.0	30.1	125.5%	59.9%	63.6%	—	0.0%
Wisconsin	116	10.2	14.0	16.3	112.7%	72.9%	62.6%	—	0.0%
Maryland	113	22.5	32.5	27.5	138.4%	69.2%	81.7%	—	0.0%
Pennsylvania	81	7.9	11.4	11.6	117.7%	69.2%	67.9%	—	0.0%
Georgia	59	5.8	9.4	9.2	117.3%	62.3%	63.7%	9	5.1%
Arizona	55	6.9	10.4	9.3	249.3%	66.1%	73.9%	—	0.0%
Other	802	99.1	142.3	147.0	114.8%	69.6%	67.4%	18	10.3%
Total/Average	2,539	$372.1	$568.8	$581.2	119.3%	65.4%	64.0%	175	100.0%

(1)	Represents first liens on 2,481 homes and 58 parcels of land.
(2)	Excludes 197 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.5 million.
(3)	Weighted average loan-to-value (“LTV”) is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See Item 1. Business - Prime Joint Venture included in this Annual Report on Form 10-K for the definition of Rental Pool Assets.

Our Business Strategy

Home Acquisition

We acquire homes in our target markets through all customary home acquisition channels. We use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We continue to seek expansion of our investment channels to acquire and sell homes both from a single and bulk asset perspective. Acquisitions may be financed from various sources, including proceeds from the sale of equity and debt securities, retained cash flow, our existing credit facilities or the issuance of OP units.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for significant home price appreciation, have expected population and household growth and other positive economic fundamental that we believe will lead to sustained periods of rental demand and rent growth and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We believe that we can achieve improved operating efficiencies by pursuing a market density strategy within target markets. These markets are also characterized by proximity to quality school districts, work centers, retail services and transportation infrastructure, low crime rates and other factors which we utilize in determining our proprietary neighborhood score. Our target markets currently include: Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago Illinois; Dallas and Houston, Texas; Denver, Colorado; Southern California; Las Vegas, Nevada, North Carolina; Tennessee and Phoenix, Arizona. We identify and pursue home acquisition opportunities through a number of sources, including MLS listings, our strategic relationships in our target markets, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, direct relationships with SFR companies, government sponsored enterprises, private investors and other financial institutions.

Our current target markets are illustrated below:

Our pre-Merger portfolio has substantial market overlap with CAH’s pre-Merger portfolio, and our post-Merger portfolio is characterized by a significant number of homes in each of its markets. As of December 31, 2015, our post-Merger portfolio had an average of approximately 2,700 homes in each of its 10 largest markets. Management believes this market overlap and density will create operating efficiencies due to economies of scale. Over time, our management expects to further expand our depth in markets currently represented in our post-Merger portfolio and to target select additional high-growth markets, with a focus on markets where we will be able to establish the requisite critical mass of homes management believes is necessary to maximize operational efficiency. The following table illustrates the market density of our post-Merger portfolio as of December 31, 2015:

						Average			Average	Weighted	Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy(4)	Occupancy	Per Home	Per Home(5)	(in millions)	feet)	(years)	Home(6)
Atlanta	5,633	48	5,681	94.2%	93.7%	$108,456	$137,628	$782	1,999	23	$1,243
Miami	3,359	135	3,494	94.3%	90.8%	$164,011	$204,044	713	1,710	41	$1,783
Tampa	2,981	40	3,021	94.3%	93.0%	$141,946	$173,463	524	1,738	30	$1,482
Southern California	2,808	11	2,819	96.1%	95.7%	$263,646	$300,232	846	1,712	41	$1,941
Houston	2,758	41	2,799	93.1%	92.1%	$127,206	$139,791	391	1,934	19	$1,474
Orlando	2,197	58	2,255	93.9%	91.5%	$128,639	$160,131	361	1,751	27	$1,342
Dallas	2,103	77	2,180	95.3%	92.0%	$145,828	$164,748	359	2,095	22	$1,574
Denver	1,825	129	1,954	94.8%	88.7%	$184,293	$212,767	416	1,737	35	$1,656
Las Vegas	1,723	1	1,724	94.7%	94.6%	$187,637	$203,602	351	2,045	16	$1,375
Phoenix	1,369	2	1,371	96.3%	96.1%	$129,583	$146,958	201	1,707	26	$1,110
Top 10 Markets	26,756	542	27,298	94.6%	92.8%	$153,363	$181,147	4,944	1,853	29	$1,500
Other	3,253	126	3,379	94.7%	91.2%	$161,025	$186,717	631	1,794	29	$1,555
Total / Average	30,009	668	30,677	94.6%	92.6%	$154,207	$181,760	$5,575	1,847	29	$1,506

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 1,324 homes that we do not intend to hold for the long-term.
(3)	Homes are measured by the number of rental units. This takes into account investments in multi-family properties and, we believe, provides a meaningful measure to investors.
(4)	Occupied homes as of the day of the period divided by homes that are currently occupied or have been occupied in prior periods.
(5)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovations costs. As of December 31, 2015, the average estimated renovation costs per renovated home were approximately $27,553.

(6)

Represents average monthly contractual cash rent. Average monthly rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

We seek to continue to build our high-quality, diversified portfolio of homes through local team members who are experts in their markets and provide real-time portfolio intelligence feedback to our investments team. In doing so, we generally focus on acquiring homes meeting targeted return objectives with the following characteristics: (1) desirable locations; (2) three or more bedrooms; (3) two or more bathrooms; and (4) underwritten price range of $75,000 to $400,000. We expect that certain homes we will purchase will be outside of these parameters, and these parameters may be revised by us from time to time.

Our executive team has extensive experience buying, renovating, leasing and managing homes of diverse vintages. While many of our competitors focus primarily on newer homes, our executive team has had success buying and renovating both newer and older homes, with the latter often benefiting from higher quality construction, better proximity to employment and transportation and superior school districts. Many of these more established neighborhoods were developed first for a reason: they are in desirable locations in premier school districts. Our executive team’s experience has demonstrated that it is generally not the age of the house that most influences long-term maintenance costs. Rather, such costs are often more impacted by the condition and remaining useful life of the building systems (such as electrical, heating, ventilation and air conditioning (“HVAC”), roofing and plumbing systems).We have found that when these systems are addressed comprehensively during the initial renovation, the result can be an attractive, well located home in an established neighborhood that can be very desirable for families, creating strong leasing demand.

NPLs

We have acquired portfolios of NPLs. Upon our acquisition of these loans, we may seek to (1) modify and hold or resell the loans at higher prices if circumstances warrant or (2) convert the loans into homes that can then either be contributed to our rental portfolio or sold. Although acquiring homes through the foreclosure or other resolution process of loans may involve more effort and risk than acquiring homes directly, we believe that we are compensated for such effort and risk through a lower cost basis for homes acquired in this manner. We expect to continue to wind-down the NPL segment of our business, the proceeds from which will be primarily used to reduce associated debt.

We develop and utilize strategic relationships to assist us in identifying and foreclosing on or disposing of NPLs. We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which holds all of our NPLs. Prime, in accordance with our instructions (which are based in part on the use of certain of our analytic tools), coordinates the resolution or disposition of any such loans for the joint venture. To the extent the joint venture holds any homes (either as the result of the joint venture’s conversion of NPLs to homes or the joint venture’s acquisition of homes) that we, in our sole and absolute discretion, have determined not to sell through the joint venture, we are permitted to direct, and intend to direct, the joint venture to transfer such homes to us. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers.

Acquisition Sourcing and Property Management Arrangements

In markets where we do not own a large number of homes, we utilize strategic relationships with local property management companies to provide property management, rehabilitation and leasing services for our homes. We compensate our regional and local partners and property management companies directly based on negotiated market rates. In addition, in limited circumstances, we currently utilize strategic relationships with regional and local partners to assist us in identifying individual home acquisition opportunities within our target parameters in our target markets.

Property Stabilization

Before an acquired property becomes an income-producing, or rent-ready, asset, we must take possession of the property (to the extent it remains occupied by a hold-over property owner), renovate, market and lease the property. We refer to this process as property stabilization. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowners association (“HOA”) fees in arrears.

As part of our underwriting criteria in evaluating homes, we typically estimate upfront renovation costs to be 10% to 20% of the purchase price. Although actual costs may vary significantly on an asset-by-asset basis based on markets and the age and condition of the property, in the aggregate, our actual renovation costs tend to be consistent with underwriting. As of December 31, 2015, we estimate, on average, renovation costs of approximately $26,700 per home.

Our Field Project Managers (as defined below) are responsible for managing the day-to-day operations of our home renovation process. This includes the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. At least one Field Project Manager is assigned to each region in which we operate and, depending on the volume of work in the region, may receive additional in-house support from our construction administration personnel. This in-house team manages a network of over 100 independent general and specialty contractors located in the various markets.

Our proprietary property management platform plays a critical role in the home renovation process. Whether a home is newly acquired or has become vacant following a resident move-out, we follow a standardized process to prepare the home for residency to our “rent-ready” standards. The renovation scope for each home is developed through a technology enabled process that incorporates proprietary systems, home level data, pre-established specifications, standards and pricing and expertise from our in market personnel.

Once the renovation scope and associated costs are finalized and approved by our internal renovation team, we promptly initiate the construction process utilizing proprietary technology to streamline the approval communication directing our contractors and vendors to commence the renovation; this coordinated and seamless effort reduces the potential down time before initiating construction and improves our cycle times. Each individual renovation is jointly managed by both an in-house team of “central office” project managers as well as “in field” project managers (“Field Project Managers”), each of whom are our employees and work directly with our local contractors and vendors throughout the construction process. In order to achieve efficiencies and ensure a standardized renovation approach, we utilize a “central office” team to facilitate vendor dispatch, national and regional procurement and purchasing, standardization of pricing, as well as overall project management and coordination.  This “central office” team provides the back office support and works collaboratively with the local Field Project Managers that serve as the “boots-on-the-ground” field management allowing us to achieve scale, control and standardization of our renovation process across multiple markets simultaneously.

Throughout the renovation process we regularly monitor the project and timelines to ensure we are meeting our operational standards and that the home is being managed efficiently through to completion. Upon completion of construction, we perform a rigorous quality control and scope verification with our Field Project Managers to ensure our homes have been completed to a “rent ready” standard and are deemed ready for occupancy. During this process, we coordinate and communicate with our local property management and leasing teams on the timing and availability of the homes so that marketing and leasing activities can begin while the home is being prepared for occupancy.

While minimizing costs is an essential component of our renovation strategy, we believe that making informed and necessary upfront renovations not only attracts quality residents and enhances rental rates but also reduces future maintenance expense and generally increases the long-term value of a home. Our executive team has developed proprietary policies and procedures to guide employees to make good value judgments during the renovation process.

•

Improvement guidelines. Our improvement guidelines detail the standards and specification criteria for scoping a home for renovation. These guidelines cover essential topics, including landscaping, painting, plumbing, electricity, roofing, HVAC and appliances. These guidelines help us focus on making strategic improvements and ensuring that our homes are both functionally sound and aesthetically appealing.

•

Standard Product SKUs. Our improvement plan uses an automated proprietary scoping application with built in standard product SKUs based on our improvement guidelines. This automated improvement plan helps our construction teams develop a standardized and comprehensive scope of work, which allows us to establish a detailed cost estimate for each renovation.

•

Stress tests and quality control inspection. We perform stress tests and quality control inspections at the end of the renovation process in order to confirm that all systems in the home are operating properly and that the home is in rent- ready condition.

•

National Procurement Relationships. We have contractual relationships with some of our most important vendors, including Home Depot, Sherwin Williams, Sears, Mohawk Carpets and United Capital, among others, to obtain favorable pricing terms and to achieve consistency in the quality and availability of the products we use. We receive rebates from some of these vendors when we or our contractors purchase products from them for our projects.

Renovating a home to our standards typically requires expenditures on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. We also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

We expect to continue to control renovation costs by leveraging our supplier relationships to negotiate attractive rates and rebates on items such as appliances, flooring, hardware, paint and other material components. Although the time to renovate a newly acquired property may vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the property, on average, we continue to cycle through the renovation and lease up process at or faster than our underwriting timeline.

Marketing and Leasing

We earn revenue primarily from rents collected from residents under lease agreements for our homes, which are typically for a term of at least one year. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our revenue may be impacted by macroeconomic, local and property-level factors, including market conditions, seasonality, resident defaults or vacancies, timing of renovation activities and occupancy of homes and timing to re-lease vacant homes.

We utilize a fully-integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. Our marketing teams actively source leads through various channels, including yard signs, third-party websites (Craigslist.org, Trulia.com, Hotpads.com, Zillow.com and Rentals.com), MLS, e-mail marketing, social media and more traditional, geographically-targeted print campaigns, including direct mail in established regions and classified advertising in Spanish-language print. In addition, we showcase our available homes on our website, which is integrated with our proprietary platform to ensure that available homes are marketed from the moment they are rent-ready. Each visit to the website deepens our knowledge of prospective residents’ preferences, allowing us to adapt our targeted messaging at each stage of the decision process to more fully engage potential leads. Our marketing team focuses on improving lead volume and quality, and continually monitors and analyzes lead volume and quality from each marketing channel relative to actual leasing opportunities and conversions.

Leads are funneled to our internal leasing teams who work to qualify the leads and identify potential residents. Our lead scoring system is used to efficiently cultivate, prioritize and qualify leads. We maintain a centralized call center in Scottsdale and regional staff in several other markets. The internal leasing team is the first point of contact with prospective residents, placing calls to leads who have inquired about homes through one or more marketing channels and answering incoming calls. The internal leasing teams focus on understanding a prospective resident’s interests and needs, and demonstrate the features and benefits of our differentiated product and service offerings.

Market-specific factors, including our residents’ finances, the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our target markets with respect to these metrics or others could adversely impact our rental income.

Home Services

We believe that home maintenance is essential not only to protecting our homes but also to ensuring resident satisfaction and retention. Our repairs and maintenance program leverages technology and our in-house team of experienced and knowledgeable industry personnel to deliver a high level of service not typically seen in the home management industry. We believe our industry leading maintenance solution powered by mobile and cloud based technology has transformed our maintenance operation improving our resident experience while generating significant operational efficiencies and cost savings.

Our residents have the option to submit home maintenance requests in one of two ways—by phone or online through a designated resident maintenance portal. Each maintenance request is systematically created following a standardized creation process in order to thoroughly troubleshoot the issue and then correctly categorize and prioritize the maintenance issue.  Upon creation of the maintenance request, the resident is able to schedule a preferred date and time for service. If we do not have the in-house capability to resolve the maintenance issue with one of our in-house service technicians, we dispatch the scope of work to our pre-approved list of independent general contractors and specialty contractors. We are focused on ensuring that our residents’ maintenance concerns are resolved quickly and efficiently. Our technology platform is utilized to manage our residents’ maintenance requests from creation to resolution and to schedule and route our in-house service technicians to ensure that their daily drive time is minimized and that they are servicing the greatest possible number of residents. In addition, our resident maintenance portal, allows our residents to schedule and confirm their own appointments, rate the quality of our maintenance services, track their maintenance requests and access easy to use troubleshooting videos and other maintenance related information.

Our employees include experienced and knowledgeable industry personnel across a variety of trades, who are trained to assess maintenance problems, draft scopes of work, estimate costs and negotiate pricing with vendors. We also train our employees in customer service skills so that they are equipped to interface with our residents directly. By having experienced and knowledgeable in-house maintenance and service teams, we are better able to manage our resident maintenance issues while controlling the scope of work and costs.

The performance of our portfolio will also be impacted by turnover rates, which affect both lease rates and maintenance costs, with lower turnover resulting in higher operating income from increased occupancy and reduced expenses. Turnover can be caused by a number of factors, including customer dissatisfaction, lease defaults leading to eviction and change in family, financial or employment status of the resident. For the year ended December 31, 2015, our average annualized turnover rate was 30.0% and our average net turnover cost per home was $1,500. In addition, as of December 31, 2015, our portfolio wide lease rate was 91.5%, and our stabilized lease rate was 94.9%, in each case exclusive of 1,218 homes not intended to be held for the long term. Overall, the quality of our property management execution, including resident screening designed to attract a loyal and mature resident base, other ongoing customer service efforts and marketing efficacy will be important occupancy drivers and enable lower turnover.

We believe our vertically integrated platform will allow us to achieve strong resident retention and lease renewal rates. For the year ended December 31, 2015, we had a 75.5% retention rate. Average rent growth was 2.7% during that same period (excludes month-to-month or renewals still in process). This performance may not be indicative of future renewals in those markets or of renewals in other markets.

Our Financing Strategy

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets, refinancing existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others.

Our secured and unsecured aggregate borrowings are intended to be reasonable in relation to our net assets and are reviewed by us at least quarterly and in all cases prior to executing any financing transaction. In determining whether our borrowings are reasonable in relation to our net assets, we consider many factors, including, without limitation, debt service cash flow coverage, leverage ratios including how such ratios compare to publicly-traded and non-traded REITs with similar investment strategies, the ability to refinance, whether we have positive leverage (i.e., capitalization rates of our residential assets that exceed the interest rates on the related borrowings) and general market and economic conditions. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate.

See Item 8. Financial Statements and Supplementary Data, Note 8 - Debt included in this Annual Report on Form 10-K for further detailed discussion of our financing activities as of December 31, 2015.

Prime Joint Venture

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. We and Prime formed the joint venture for the purposes of: (1) acquiring pools or groups of NPLs and homes either (A) from the sellers who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) through foreclosure, deed-in-lieu of foreclosure or other similar process; (2) converting NPLs  to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. Prime has contributed less than 1.26% of the cash equity to the joint venture (“Prime’s Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), identifies potential NPL acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns a one-time fee from us (the “Prime Transfer Fee”), equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P. (“PrimeStar Fund I”)(the “Amended  JV Partnership Agreement”)) of the NPLs and homes we designate as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired:

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

Competition

In acquiring our homes and NPLs, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, SFR companies and other entities. Certain of our competitors are larger and may have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and NPLs that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows.

In the face of this competition, our professionals and their industry expertise provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Starwood Capital Group has agreed that, through the first anniversary of the Internalization, it will not compete with us or solicit our employees, subject to certain exceptions as set forth in the Contribution Agreement.

Upon completion of the Separation, we did not acquire the Waypoint Legacy Funds, or the assets thereof. The Waypoint Manager agreed that the Waypoint Legacy Funds and the Waypoint Manager will not contract to acquire additional homes and will not contract to acquire single-family NPLs, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

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

Employees

As of December 31, 2015, we were dependent on the Manager for our day-to-day management and did not have any independent officers or employees. All of our officers were also executives of the Manager.

Upon the completion of the Merger and the Internalization, we had 836 employees, with 525 employees in operations, including property operating and maintenance functions, 97 employees in sales and marketing and 214 employees in general and administrative. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

General Information

Our principal corporate offices are located at 8665 East Hartford Drive, Scottsdale, AZ 85255 and our telephone number is (480) 362-9760. Our website address is www.colonystarwood.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may obtain a free copy of these reports in the “Investors, Company Information, Governance Documents” and “Investors, SEC Filings” sections of our website, www.colonystarwood.com.  The reports filed with the SEC are also available at www.sec.gov.

Item 1A.  Risk Factors.

Risks Relating to Us Following the Internalization and the Merger

We incurred substantial expenses related to the Internalization and the Merger and will continue to incur substantial expenses in integrating the Manager and CAH.

We incurred substantial expenses in connection with completing the Internalization and the Merger and will continue to incur substantial expenses in integrating the Manager and CAH’s business, operations, networks, systems, technologies, policies and procedures. Factors beyond our control could affect the total amount or the timing of our integration expenses. Many of the remaining integration expenses that we will incur, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Internalization and the Merger could, particularly in the near term, exceed the savings from the elimination of the management and duplicative expenses and the realization of economies of scale and cost savings related to the integration of the Manager and our business and that of CAH following the Internalization and the Merger.  If the expenses we incur as a result of the Internalization and the Merger are higher than anticipated, our net income per share and funds from operations (“FFO”) per share would be adversely affected.

Our future results will suffer if we do not effectively manage our expanded portfolio and operations.

We expect that the Internalization and the Merger will result in certain benefits. There can be no assurance, however, regarding when or the extent to which we will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. The Internalization and the Merger involved the combination of three companies, which previously operated as independent companies. We will be required to devote significant management attention and resources to integrating our business practices and operations and those of the Manager and CAH. It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with operators, vendors and employees or to fully achieve the anticipated benefits of the Internalization and the Merger. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with integrating the Manager and integrating CAH’s portfolio into ours.

Following the Internalization and the Merger, we now have an expanded portfolio and operations and likely will continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The Merger resulted in changes to our board of trustees and management that may affect our strategy and operations.

In connection with the Internalization and the Merger, our board of trustees increased from seven to twelve trustees. Our trustees are Barry Sternlicht, Thomas Barrack, four of our designees and six designees of CAH. In addition to Messrs. Sternlicht and Barrack, the remaining members of the Board are Robert T. Best, Thomas M. Bowers, Richard D. Bronson, Justin T. Chang, Michael D. Fascitelli, Jeffrey E. Kelter, Thomas W. Knapp, Richard B. Saltzman, John L. Steffens and J. Ronald Terwilliger. Further, the management team consists of Fred Tuomi, Chief Executive Officer, Arik Prawer, Chief Financial Officer, Charles D. Young, Chief Operating Officer and Lucas Haldeman, Chief Technology & Marketing Officer. This new composition of our board of trustees and management team may affect our business strategy and operating decisions. In addition, there can be no assurances that the new board of trustees and management team will function effectively as a team and that there will not be any adverse effects on our business as a result.

We may be exposed to risks to which we have not historically been exposed.

Prior to the Internalization and the Merger we had no employees of our own. As an employer, we are now subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we bear the costs of the establishment and maintenance of health, retirement and similar benefit plans for our employees.

We may have failed to uncover all liabilities of CAH through the due diligence process prior to the Internalization and the Merger, exposing us to potentially large, unanticipated costs.

Prior to completing the Internalization and the Merger, we performed certain due diligence reviews of the business of CAH. In view of timing and other considerations relevant to successfully achieving the closing of the Internalization and the Merger, our due diligence reviews were necessarily limited in nature and may not adequately have uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the Merger. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.

We may incur adverse tax consequences, if we or CAH has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Through the closing of the Internalization and the Merger, each of us and CAH operated in a manner that we and CAH, as the case may be, believed allowed us and CAH, as the case may be, to qualify as a REIT for U.S. federal income tax purposes under the Code.  Subsequent to the closing of the Internalization and the Merger, we have operated and intend to continue to operate in a manner that we believe allows us to qualify as a REIT. Neither we nor CAH has requested or plans to request a ruling from the Internal Revenue Service (the “IRS”) that we or CAH qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations of the U.S. Department of the Treasury that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (which, consistent with our past practices and those of CAH, we continue to do after the Internalization and the Merger). The determination of various factual matters and circumstances not entirely within our control or the control of CAH may affect our or its ability to qualify as a REIT. In order to qualify as a REIT, each of us and CAH must satisfy a number of requirements, including requirements regarding the ownership of our or its shares, respectively, and the composition of our or its gross income and assets. Also, a REIT must make distributions to shareholders annually of at least 90% of its net taxable income, excluding any capital gains.

If either we have failed or fail or CAH has failed or fails to qualify as a REIT, we may inherit significant tax liabilities and could lose our REIT qualification. Even if we retain our REIT qualification, if we have not been or lose or CAH has not been or loses its REIT qualification for a taxable year before the Internalization and the Merger or that includes the Internalization and the Merger, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•

we, as the successor by merger to CAH, would generally inherit any corporate income tax liabilities of CAH, including penalties and interest, which inherited tax liabilities could be particularly substantial if the Merger were to fail to qualify as a reorganization within the meaning of Section 368(a) of the Code;

•	we would be subject to tax on the built-in gain on each asset of ours and of CAH existing at the time of the Internalization and the Merger; and
•

we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including penalties and interest payments to the IRS) to eliminate any earnings and profits accumulated by us and CAH for taxable periods that we/it did not qualify as a REIT.

As a result of these factors, any failure by us or CAH before the Internalization and the Merger to qualify as a REIT could impair our ability after the Internalization and the Merger to expand its business and raise capital, and could materially adversely affect the value of our common shares.

Risks Related to Our Business, Properties and Growth Strategies

We are employing a new and untested business model with a limited track record, which may make our business difficult to evaluate.

Until 2014, the SFR business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property management companies. Our investment strategy involves purchasing a large number of homes, renovating them to the extent necessary and leasing them to qualified residents. No peer companies exist with an established track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may materially and adversely affect us and cause the value of our common shares to decline. We can provide no assurance that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of generating attractive risk-adjusted returns for our shareholders.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our shareholders.

We have a limited operating history and may not be able to operate our business successfully or implement our operating policies and business and growth strategies as described in this Annual Report on Form 10-K. Our executive team only began managing the particular assets in our portfolio upon completion of the Merger. In addition, we significantly changed the way our operations are managed upon completion of the Internalization and the Merger. As a result, an investment in our common shares may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our shareholders, and you could lose all or a portion of the value of your ownership in our common shares. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•	our ability to contain renovation, maintenance, marketing and other operating costs for our homes;
•	our ability to maintain high occupancy rates and target rent levels;
•	our ability to compete with other investors entering the single-family sector;
•	costs that are beyond our control, including title litigation, litigation with residents or resident organizations, legal compliance, real estate taxes, HOA fees and insurance;
•	judicial and regulatory developments affecting landlord-resident relations that may affect or delay our ability to dispossess or evict occupants or increase rents;
•	judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;
•	reversal of population, employment or homeownership trends in target markets;
•	interest rate levels and volatility, such as the accessibility of short-and long-term financing on desirable terms; and
•

economic conditions in our target markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy generally.

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of assets that we acquire may decline substantially after we purchase them.

We may be unable to retain key employees, are dependent upon new employees to manage and operate our homes and are still building our operational expertise and infrastructure.

Our success will depend in part upon our ability to retain key employees. Key employees may depart because of issues relating to the difficulty of integration or a desire not to remain with us now that we have completed the Internalization and the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.  If we need to recruit and hire additional personnel, there may be delays in doing so, the compensation to such employees may be higher, and there could be disruptions to our business.

We continue to hire new employees to provide a variety of services and establish mutually beneficial relationships with third-party service providers. As we grow and expand into new markets, we will need to hire and train additional employees, and may elect to hire additional third-party resources. In addition, we continually evaluate and improve infrastructure and processes including those related to our initial investment, construction and renovation, repairs and maintenance, residential management and leasing, brand development, accounting systems and billing and payment processing.

We significantly changed the way our operations are managed in connection with the Internalization and the Merger, and we are continuing to adapt our existing portfolio to the new management structure. Building operational expertise, establishing infrastructure, and training employees to use the infrastructure are difficult, expensive and time-consuming tasks, and problems may arise despite our best efforts. There is a significant risk that any operational problems we encounter will have an adverse effect upon our financial performance, especially in newer markets that we have recently entered.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent past, which could adversely impact anticipated yields.

Our long-term growth depends on the availability of acquisition opportunities within our target parameters in our target markets at attractive pricing levels. We believe various factors and market conditions have made single-family assets available for purchase at prices that are below replacement costs. We expect that in the future housing prices will continue to stabilize and return to more normalized levels and therefore future acquisitions may be more costly. The following factors, among others, are making acquisitions more expensive:

•	improvements in the overall economy and job market;
•	a resumption of consumer lending activity and greater availability of consumer credit;
•	improvements in the pricing and terms of mortgage-backed securities;
•	the emergence of increased competition for single-family assets from private investors and entities with similar investment objectives to ours; and
•	tax or other government incentives that encourage homeownership.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We plan to continue acquiring homes as long as we believe such assets offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities, and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced, and the value of our common shares may decline.

We will rely on a joint venture with Prime, an entity managed by Prime Finance, with respect to our NPL business, and, if our relationship with Prime is terminated, we may not be able to replace Prime on favorable terms in a timely manner, or at all.

Prime, in accordance with our instructions (which, are based in part on the use of certain of our analytic tools), identifies potential NPL acquisitions, if any, for our joint venture with Prime and coordinates the acquisition, resolution or disposition of any NPLs for the joint venture. Maintaining our relationship with Prime will be critical for us to effectively run our business. We may not be successful in maintaining our relationship with Prime. If our partnership with Prime terminates and we are unable to obtain a replacement or if Prime fails to provide quality services with respect to our NPLs, our ability to acquire (if applicable), resolve or dispose of our NPLs would be adversely affected, which would have a material adverse effect on us and cause the value of our common shares to decline.

Our investments are and will continue to be concentrated in our target markets and in the SFR sector of the real estate industry, which exposes us to downturns in our target markets or in the SFR sector.

Our investments in homes and NPLs are and will continue to be concentrated in our target markets and in the SFR sector of the real estate industry. A downturn or slowdown in the rental demand for SFR housing caused by adverse economic, regulatory or environmental conditions, or other events, in our target markets may have a greater impact on the value of our homes and NPLs or our operating results than if we had more fully diversified our investments. While we have limited experience in this sector, we believe that there may be some seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

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

Our profitability will depend, to a large extent, on our ability to acquire homes on an individual basis and/or in portfolios and potentially NPLs at attractive prices that we can successfully convert into rental homes. Traditionally, foreclosed homes and loans in respect of homes in pre-foreclosure were sold individually to private home buyers and small scale investors. The entry into this market of large, well-capitalized institutional investors, including us, is a relatively recent trend. Several other REITs and private funds have recently deployed, or are expected to deploy, significant amounts of capital to the acquisition of homes and may have investment objectives that overlap with ours. In acquiring our homes and, if applicable, NPLs, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, SFR companies and other entities. Certain of our competitors are larger and may have considerably greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of homes and NPLs that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objective or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common shares to decline.

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

Improving economic conditions, combined with low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential residents.

Improving economic conditions, along with low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.

The supply of NPLs may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for NPLs may increase.

As a result of the economic crisis in 2008, there has been an increase in supply of NPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into distressed or non-performing status on their residential mortgage loans. In addition, the prices at which NPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of NPLs in the marketplace. For these reasons, along with the general improvement in the economy, the supply of NPLs that may be available for acquisition may decline over time.

Mortgage loan modification programs and future legislative action may adversely affect the number of available homes and NPLs that meet our investment criteria.

The U.S. government, through the Federal Reserve, the Federal Housing Administration and the Federal Deposit Insurance Corporation (“FDIC”), has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures and may decrease the supply of homes and NPLs that meet our investment criteria. The pace of residential foreclosures is subject to numerous factors. Recently, there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, the Department of Housing and Urban Development, and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions also have been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Settlements of legal actions such as these may help homeowners avoid foreclosure through mortgage modifications, and servicers may be required to adopt specified measures to reduce mortgage obligations in certain situations. As a result, settlements such as these may help many homeowners to avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come.

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect real estate owned (“REO”) inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and states generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Courts and administrative agencies have in the past, and may in the future, become more actively involved in enforcing state laws governing foreclosures and imposing new rules and requirements regarding foreclosures in order to restrict and reduce foreclosures. As an example, some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. Further, foreclosed owners and their legal representatives, including some prominent and well-financed law firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. Any such developments may slow or reduce the supply of foreclosed homes and, if applicable, NPLs available to us for purchase and may call into question the validity of our title to homes acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a home purchased by us, an increase in litigation and property maintenance costs incurred with respect to homes obtained through foreclosure, or delays in stabilizing and leasing such homes promptly after acquisition.

Compliance with governmental laws, regulations and covenants that are applicable to our homes may adversely affect our business and growth strategies.

Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers may restrict our use of our homes and may require us to obtain approval from local officials or community standards organizations at any time with respect to our homes, including prior to acquiring any of our homes or when undertaking renovations of any of our existing homes. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common shares to decline.

NPLs may have a particularly high risk of loss, and we cannot assure you that we will be able to generate attractive risk-adjusted returns.

In addition to the direct ownership and acquisition of homes, we own and may purchase pools of NPLs, which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold. Under current market conditions, many of these loans have current LTV ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If we are not able to convert these loans into homes, dispose of these loans or address the issues concerning these loans or if we are unable to do so without significant expense, we may incur significant losses. Any loss we incur may be significant and could have a material adverse effect on us and cause the value of our common shares to decline.

Our profitability with respect to NPLs will often depend on our ability to rapidly convert these loans into income generating homes through the foreclosure process, which can be an expensive and lengthy process. See “—Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.”

In addition, certain NPLs may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated; the recourse to the selling institution and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on homes operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

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

If we liquidate NPLs, we may experience losses upon the sale of these investments. We cannot predict whether we will be able to sell the loans for the prices or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find willing purchasers and to close the sale of loans. If we are unable to sell loans when we determine to do so or if we are prohibited from doing so, we could be materially and adversely affected.

In addition, the federal government and numerous state governments have enacted various consumer protection laws and regulations that are designed to discourage predatory lending and servicing practices, including laws and regulations related to “high-cost mortgages” and “higher-priced mortgage loans” supervised and enforced by the Consumer Financial Protection Bureau. Violation of such consumer protection laws by the originators or servicers of the NPLs we own could subject us as an assignee or, after acquisition, servicer to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees and servicers of high cost mortgage loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If we are found to have violated such consumer protection laws, we could suffer reputational damage and incur losses that could materially and adversely impact our business, financial condition and results of operations.

The acquisition of homes or, if applicable, NPLs may be costly and unsuccessful, and, when acquiring portfolios of homes or, if applicable, NPLs, we may acquire some assets that we would not otherwise purchase (including loans that constitute “high-cost mortgage loans”).

Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition to the direct acquisition of homes, we may purchase pools of NPLs, which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold. When acquiring homes on an individual basis through foreclosure sales or other transactions, these acquisitions of homes may be costly and may be less efficient than acquisitions of portfolios of homes. Alternatively, portfolio acquisitions are more complex than single-home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes or, if applicable, NPLs as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes or NPLs be purchased as a package even though we may not want to purchase certain individual assets in the portfolio. For example, in connection with acquiring a group of NPLs, if applicable, one or more such loans may constitute a high-cost mortgage or higher-priced mortgage loan. Such loans may have failed to comply with applicable consumer protection laws when originated or while being serviced prior to our acquisition. Although we attempt to modify such loans, we may not be able to do so effectively or at all, which could pose operational, reputational and legal risks that may materially and adversely affect us. As of December 31, 2015, our portfolio of approximately 2,736 NPLs included less than 40 high-cost mortgage loans.

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

Our evaluation of homes and, if applicable, NPLs  involves a number of assumptions that may prove inaccurate, which could result in us paying too much for any such assets we acquire or overvaluing such assets or such assets failing to perform as we expect.

In determining whether particular homes and, if applicable, NPLs  meet our investment criteria, we make a number of assumptions, including, in the case of homes, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for homes or, if applicable, NPLs we acquire or overvalue such assets, or our homes and NPLs may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer homes or, if applicable, NPLs qualifying under our investment criteria, including assumptions related to our ability to lease homes or foreclose on NPLs we have purchased. Reductions in the supply of homes or, if applicable, NPLs that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

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

When we acquire a portfolio of homes or, if applicable, NPLs, we may not be permitted, or it may not be feasible for us, to perform on-site inspections of all or any of the homes in the portfolio (or, if applicable, underlying the loans in the portfolio) prior to our acquisition of the portfolio. As a result, the value of any such homes or NPLs could be lower than we anticipated at the time of acquisition, and/or such homes could require substantial and unanticipated renovations prior to their conversion into rental homes.

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

We depend on our residents and their willingness to renew their leases for a substantial portion of our revenues. Poor resident selection and defaults and non-renewals by our residents may adversely affect our reputation, financial performance and ability to make distributions to our shareholders.

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

Many factors impact the SFR market, and if rents in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the SFR market in our target markets. Our home and, if applicable, NPL acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Recent strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of SFR homes will decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental revenue and profitability.

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

As a result, we may be unable to convert these loans into homes quickly, on a cost-effective basis or at all, which could result in significant losses. In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. There can be no assurance that proper practices relative to foreclosure proceedings and its proper use of affidavits have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time we purchase such loans. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

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

We are involved in a variety of litigation.

We are involved in a range of legal actions in the ordinary course of business. These actions may include eviction proceedings and other landlord-resident disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of the home. These actions can be time consuming and expensive. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

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

Our board of trustees has approved very broad investment guidelines for us and will not approve each investment and financing decision we make unless required by our investment guidelines.

We are authorized to follow very broad investment guidelines. Our board of trustees periodically reviews our investment guidelines and our investment portfolio, but it does not review or approve specific property acquisitions. In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by us. Furthermore, we may use complex strategies, and transactions we enter into may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets we may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us and cause the value of our common shares to decline. Further, decisions made and investments and financing arrangements we enter into may not fully reflect the best interests of our shareholders.

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

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our offices and on our networks and website and on third-party vendor networks. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. Despite our security measures and those of our third-party vendors, our information technology and such infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect us.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common shares.

Our operations are dependent upon proprietary property management platform, which includes certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party providers could negatively impact our operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately present our financial statements, which could materially and adversely affect us.

Effective internal controls are necessary for us to accurately report our financial results. We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting, and we are required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We cannot assure you that we will be successful in maintaining adequate internal control over financial reporting. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our public company reporting obligations and/or cause investors to lose confidence in our reported financial information, which could materially and adversely affect us.

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

As landlord of numerous homes, we will be involved regularly in evicting residents who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will impose legal and managerial expenses that will raise our costs. The eviction process is typically subject to legal barriers, mandatory cure policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the home. Additionally, state and local landlord-resident laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge residents for damage that residents cause to the landlord’s premises. Because such laws vary by state and locality, we will need to be familiar with and take all appropriate steps to comply with all applicable landlord-resident laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

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

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our homes and NPLs. Illiquidity for NPLs may result from the absence of an established market for the NPLs, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. When we sell any of our assets, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of assets to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional homes or, if applicable, NPLs;
•	repaying debt, if any;
•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or
•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

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

Risks Related to Our Relationships with Starwood Capital Group, Colony Capital and the Waypoint Legacy Funds

Each of Colony Capital and Thomas J. Barrack, Jr. control a significant number of votes in any matter, including the election of trustees, presented to common shareholders for approval.

Our common shares issued in connection with the Merger resulted in Colony Capital and Thomas J. Barrack Jr. each controlling a significant number of votes in any matter, including the election of trustees, submitted to a vote of common shareholders. Thomas J. Barrack, Jr. is the executive chairman of Colony Capital and Co-Chairman of our board of trustees. Colony Capital, an independent public company, and Thomas J. Barrack, Jr. together now control approximately 48.7% of our outstanding common shares. Each of Colony Capital and Thomas J. Barrack, Jr. have interests that differ from our other shareholders, and, therefore, may exercise their respective votes on matters that may not be consistent with the interests of those other shareholders with respect to any matters.

Colony Capital, currently, and Starwood Capital Group, after the end of the restricted period set forth in the Contribution Agreement, may engage in competitive businesses or solicit our employees for hire, and we may compete with Starwood Capital Group or Colony Capital in ancillary lines of business, which could have an adverse effect on our business.

Starwood Capital Group has agreed that, through the first anniversary of the Internalization, it will not compete with us or solicit our employees, subject to certain exceptions as set forth in the Contribution Agreement.  However, Colony Capital, currently, and Starwood Capital Group, after the expiration of this restricted period, may acquire or manage SFR portfolios, which could result in either or both of them competing directly with us for acquisition opportunities, financing opportunities, tenants and in other aspects of our business, and they may solicit and hire key employees, each of which could have an adverse effect on our business.

Additionally, the restrictions in the Contribution Agreement do not limit Starwood Capital Group from engaging in lines of business ancillary to SFR homes or other lines of business that we might consider in the future. As a result, if we were to expand our business strategy, we might compete with Starwood Capital Group or Colony Capital in such line of business.

We own homes in some of the same geographic regions as the Waypoint Legacy Funds, may compete for residents with the Waypoint Legacy Funds and may have other conflicts of interest with the Waypoint Manager and the Waypoint Legacy Funds.

Upon completion of the Separation, we did not acquire the Waypoint Legacy Funds, or the assets thereof. The Waypoint Manager agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire single-family NPLs, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

In addition, our Chief Operating Officer and other of our employees continue to own an indirect beneficial ownership interest in the Waypoint Manager. These individuals could make substantial profits as a result of opportunities or management resources allocated to the Waypoint Legacy Funds or entities other than us, and they may have greater financial incentives tied to the success of such entities than to us. In addition, the obligations of our officers and personnel to engage in business activities for the Waypoint Manager may reduce the time that such individuals spend managing us. For instance, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our executive officers and other personnel and our resources will also be required by the Waypoint Legacy Funds.

The Waypoint Manager manages homes owned by the Waypoint Legacy Funds. As a result, the Waypoint Manager, and thereby certain of our employees, may compete directly with us for financing opportunities, for leasing and in other aspects of our business, which could have an adverse effect on our business. The Waypoint Manager has no fiduciary duties to us and there is no assurance that any conflicts of interest between the Waypoint Manager and us will be resolved in favor of our shareholders.

Through one or more affiliates, the Waypoint Manager (1) is owned by certain of our employees and other third parties and (2) is permitted to continue to manage the assets and properties of the Waypoint Legacy Funds and to collect and retain for the Waypoint Manager’s sole account the net fee income and promoted interests in such entities. To facilitate these efforts, appropriate Waypoint Manager affiliates have been granted, during the duration of the Waypoint Legacy Funds’ existence, (1) a license to use our technology and operational platform and knowhow and (2) in order to assist in the operation of homes owned by the Waypoint Legacy Funds, access to our employees. The Waypoint Manager does not have any employees of its own. Any expenses, including personnel and employee costs related to the Waypoint Manager or the Waypoint Legacy Funds, incurred by us are either reimbursed by the Waypoint Manager at actual cost or covered (in whole or in part) pursuant to an agreed upon arrangement with the Waypoint Manager.

In contrast to many publicly traded REITs owning more traditional real estate asset classes or real estate-related securities portfolios, we believe that the success of our business will require a significantly higher level of hands-on, day-to-day attention from our employees. Because the Waypoint Manager will have access to our employees, such employees will have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our employees could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy and/or our results of operations.

Our related party transaction policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with Starwood Capital Group, Colony Capital and their respective affiliates, we have adopted a policy that specifically addresses some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent trustees is required to approve (1) any purchase of our assets by any of Starwood Capital Group, Colony Capital or their respective affiliates and (2) any purchase by us of any assets of any of Starwood Capital Group, Colony Capital or their respective affiliates, there is no assurance that this policy will adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

Risks Related to Sources of Financing

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders.

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets, refinancing existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees.

As of December 31, 2015, we have entered into the following debt transactions (see Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K for a description of these transactions):

•	$1.0 billion senior SFR facility. As of December 31, 2015, $741.2 million had been drawn on the senior SFR facility.
•	$386.1 million master repurchase agreement. As of December 31, 2015, $274.4 million had been drawn on the master repurchase agreement.
•	On July 7, 2014, we issued $230.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).
•

On October 14, 2014, we issued $172.5 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Notes”).

•

On December 19, 2014, we completed our first securitization transaction, which involved the issuance and sale in a private offering of SFR pass-through certificates issued by a trust established by us. The certificates represent beneficial ownership interests in a $531.0 million loan secured by a portfolio of 4,095 homes. Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 homes and the total proceeds of securitization to $502.5 million. The outstanding balance on this transaction as of December 31, 2015 was $527.3 million.

In addition, as a result of the Merger, subsequent to December 31, 2015, we became party to the following debt transactions:

•	$800.0 million secured credit facility. As of December 31, 2015, $477.3 million had been drawn on the secured credit facility.
•

On April 10, 2014, June 30, 2014 and June 11, 2015, CAH completed three securitization transactions, which involved the issuance and sale in private offering of SFR pass-through certificates issued by trusts established by CAH. The certificates represent beneficial ownership interest in a $513.6 million loan secured by a portfolio of approximately 3,400 SFR homes, a $558.5 million loan secured by a portfolio of approximately 3,700 SFR homes and a $640.1 million loan secured by a portfolio of approximately 3,900 SFR homes, respectively. The outstanding balance of these CAH securitization transactions as of December 31, 2015 was approximately $1.7 billion.

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

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of homes and/or NPLs on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our homes and/or NPLs that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and cause the value of our common shares to decline.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others. We expect to employ portfolio financing primarily and to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others.

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

Potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

The financing arrangements that we have entered into contain (and those we may enter into in the future likely will contain) covenants affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our shareholders and otherwise affect our distribution and operating policies. See Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K for a description of these facilities and their covenants. If we fail to meet or satisfy any of these covenants in our debt agreements, we will be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available. Further, debt agreements entered into in the future may contain specific cross-default provisions with respect to other specified indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, we could be materially and adversely affected.

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

After giving effect to the Merger, we are party to four separate securitization transactions, which involved the issuance and sale in a private offering of SFR pass-through certificates issued by trusts established by us. The certificates represent beneficial ownership interests in $2.3 billion in loans secured by a portfolio of approximately 15,100 homes operated as rental properties contributed by us from our portfolio of homes to newly-formed special purpose subsidiaries, which then entered into the loan agreements.  The outstanding balance on the loans as of December 31, 2015 was approximately $2.3 billion. The global economy recently experienced a significant recession and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products.  Disruptions on the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alterative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

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

After giving effect to the Merger, we were party to $4.3 billion of debt as of December 31, 2015, $3.9 billion of which is floating rate debt. Higher interest rates could increase debt service requirements on floating rate debt and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes. If we need to repay then-existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments and could result in a loss.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our shareholders.

Subject to complying with the requirements for REIT qualification, we have obtained and may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Risks Related to Our Common Shares

The market price of our common shares may decline as a result of the Internalization, the Merger, the issuance of OP units or the issuance of common shares.

The market price of our common shares may decline as a result of the Internalization and the Merger for a number of reasons, including if we do not achieve the perceived benefits of the Internalization and the Merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Internalization and the Merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, as a result of the Internalization and the Merger our shareholders now own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. If there is selling pressure on our common shares that exceeds demand at the market price, the price of our common shares could decline.

In addition, we are unable to predict the potential effects of the issuance of OP units in connection with the Internalization or common shares in connection with the Merger on the trading activity and market price of our common shares.  The 6,400,000 OP units (or shares issued on redemption thereof) issued to Starwood Capital Group and the 64,869,526 common shares issued to certain CAH investors are subject to a nine-month lock-up period from the date of the completion of the Internalization and the Merger on January 5, 2016, subject to certain exceptions.  We have granted registration rights to Starwood Capital Group and such CAH investors for the resale of common shares issued as a result of any redemption of OP units issued in connection with the Internalization or common shares issued in connection with the Merger. Following expiration of the lock-up and the filing and effectiveness of a resale registration statement covering the shares, these shares will be freely transferable without restriction.  These registration rights will facilitate the resale of such securities into the public market, and any such resale would increase the number of our common shares available for public trading. Prior to the Internalization and the Merger, the common stock of CAH was not listed on any national securities exchange and the ability of CAH shareholders to liquidate their investments was limited. As a result, there may be significant pent-up demand for the CAH investors to sell their common shares.  Sales of a substantial number of common shares in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of common shares.

If an active trading market is not sustained for our common shares, our shareholders’ ability to sell shares when desired and the prices obtained will be adversely affected.

Our common shares are listed on the NYSE under the trading symbol “SFR.” However, there can be no assurance that an active trading market for our common shares will be maintained. Accordingly, no assurance can be given as to the ability of our shareholders to sell their common shares or the price that our shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business or growth strategies or prospects;
•	the process surrounding and the impact of the Merger and the Internalization;
•	actual or perceived conflicts of interest with Starwood Capital Group, Colony Capital, the Waypoint Manager, the Waypoint Legacy Funds and individuals, including our executives;
•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
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

Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to convert the homes and, if applicable, NPLs we acquire into rental homes and to rent our homes at the rates we anticipate;
•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	decreases in the value of our portfolio; and
•	defaults under or contractual restrictions in any lending or financing arrangement that we enter into.

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

If we decide to issue additional debt or equity securities in the future, which rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any additional convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their shareholdings in us.

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

Certain provisions in the Convertible Notes and the related indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our declaration of trust generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

Maintenance of our 1940 Act exception imposes significant limits on our operations.

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

We are organized as a holding company that conducts its businesses primarily through wholly-owned (and, in two cases, over 94% owned) subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

We expect that our NPL owning subsidiaries will rely upon the exception from the definition of investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exception. All, or substantially all, of our NPLs are fully and exclusively secured by real property with a LTV ratio of less than 100%. As a result, we believe our NPLs that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any NPLs with a LTV ratio of greater than 100%, we may classify, depending on guidance from the SEC staff, such loans in whole as real estate-related assets or classify only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets.

In August 2011, the SEC issued a concept release pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance, however, that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the exception from the definition of an investment company on which we rely, will not change in a manner that adversely affects our operations. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets, if any, to determine which assets are qualifying real estate assets and real estate-related assets.  To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in us holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exception provided by Section 3(c)(6) to the extent that they hold NPLs through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT in any taxable year would subject us to U.S. federal income tax and potentially state and local taxes, which would reduce the cash available for distribution to our shareholders.

We intend to operate and to be taxed as a REIT for federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. See “Risks Relating to Us Following the Internalization and the Merger - We may incur adverse tax consequences, if we or CAH has failed or fails to qualify as a REIT for U.S. federal income tax purposes.”

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

To qualify as a REIT for U.S. federal income tax purposes, we must on an ongoing basis satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

REIT and Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) reform could reduce our flexibility in operating our business.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was enacted on December 18, 2015.  PATH includes various changes concerning REITs and with respect to FIRPTA.  Various technical changes made by PATH may affect us in future years.  In general, those changes are favorable to REITs and their shareholders, but this is not invariably the case.  For instance, for taxable years beginning after December 31, 2017, not more than 20% (25% under current law) of the value of our total assets may be represented by the securities of one or more TRSs.  We expect to continue to have one or more TRSs when this rule comes into effect, and may potentially have to modify our activities or the capital structure of those TRSs in order to comply with the new limitation and maintain our qualification as a REIT.  Although we intend to comply with this rule (and with all other PATH changes that are applicable to us) so long as we seek to maintain our qualification as a REIT, the changes required to do so could reduce our flexibility in operating our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in Scottsdale, Arizona at 8665 East Hartford Drive.

The following table provides a summary of our portfolio of homes in our SFR segment as of December 31, 2015:

					Average			Average	Weighted		Average
		Non-	Number		Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Year	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased	Home(5)
South Florida	2,478	122	2,600	93.0%	$141,094	$177,164	$460.3	1,587	46	2014	$1,660
Atlanta	2,431	44	2,475	93.5%	$102,648	$133,576	330.6	1,938	23	2014	$1,228
Houston	1,566	41	1,607	91.8%	$132,095	$151,657	243.7	2,032	28	2014	$1,552
Tampa	1,433	49	1,482	93.3%	$106,001	$128,029	189.7	1,465	41	2014	$1,294
Dallas	1,355	76	1,431	92.4%	$144,597	$166,214	237.9	2,168	20	2014	$1,618
Denver	713	101	814	84.3%	$206,340	$233,271	189.9	1,628	33	2014	$1,804
Chicago	730	55	785	84.5%	$122,123	$152,069	119.4	1,593	37	2014	$1,688
Orlando	630	55	685	87.0%	$116,461	$143,855	98.4	1,588	38	2014	$1,335
Southern California	440	9	449	88.6%	$243,735	$257,310	115.5	1,651	39	2014	$1,875
Northern California	269	1	270	96.3%	$214,603	$228,225	61.6	1,505	47	2013	$1,757
Phoenix	244	2	246	97.6%	$139,661	$158,732	38.7	1,536	41	2014	$1,209
Las Vegas	37	-	37	81.1%	$152,650	$164,678	6.1	1,908	30	2013	$1,269
Total / Average	12,326	555	12,881	91.5%	$135,717	$162,458	$2,091.8	1,764	34	2014	$1,510

(1)

We define the stabilized home portfolio to include homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.

(2)	Excludes 1,218 homes that we do not intend to hold for the long-term.
(3)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a meaningful measure to investors. As of December 31, 2015, we owned 125 multi-family homes with 250 rental units.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2015, the average estimated renovation costs per renovated home were approximately $26,700.

(5)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

Item 3.  Legal Proceedings.

Between October 26, 2015 and October 28, 2015, our board of trustees received two litigation demand letters on behalf of our purported shareholders. The letters alleged, among other things, that our trustees breached their fiduciary duties by approving the Merger and the Internalization, and demanded that our board of trustees take action, including by pursuing litigation against our trustees. Our board of trustees referred these letters to the special committee of our board of trustees formed in connection with the Internalization for review and a recommendation. On November 5, 2015, after considering the allegations made in the letters, and upon the recommendation of the special committee, our board of trustees (with Messrs. Sternlicht, Brien and Sossen recusing themselves) voted to reject the demands.

On October 30, 2015, a putative class action was filed by one of our purported shareholders (“Plaintiff”) against us, our trustees, the Manager, SWAY Holdco, LLC, Starwood Capital Group and CAH (“Defendants”) challenging the Merger and the Internalization. The case is captioned South Miami Pension Plan v. Starwood Waypoint Residential Trust, et al., Circuit Court for Baltimore City, State of Maryland, Case No. 24C15005482. The complaint alleged, among other things, that some or all of our trustees breached their fiduciary duties by approving the Merger and the Internalization, and that the other defendants aided and abetted those alleged breaches. The complaint also challenged the adequacy of the public disclosures made in connection with the Merger and the Internalization. Plaintiff sought, among other relief, an injunction preventing our shareholders from voting on the Internalization or the Merger, rescission of the transactions contemplated by the Merger Agreement, and damages, including attorneys’ fees and experts’ fees.

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. The Court has ordered Defendants to respond by March 21, 2016. We believe that this action has no merit and intend to defend vigorously against it.

From time to time, we may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of our business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, we have no legal or regulatory claims that would have a material effect on our consolidated financial statements. See Item 8. Financial Statements and Supplementary Data, Note 13 - Commitments and Contingencies included in this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares have been traded on the NYSE under the symbol “SFR” since completion of the Merger and, prior to the completion of the Merger and since they began trading on February 3, 2014, our common shares were traded under the symbol “SWAY.” The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of our common shares as reported by the NYSE.

	High	Low
2015
First Quarter	$26.89	$23.82
Second Quarter	26.66	23.41
Third Quarter	26.59	22.62
Fourth Quarter	25.69	22.10

2014
First Quarter	$31.04	$25.85
Second Quarter	28.81	25.50
Third Quarter	28.45	25.18
Fourth Quarter	26.94	23.92

As described in Item 1. Business included in this Annual Report on Form 10-K, on January 31, 2014, SPT completed the Separation of us to its stockholders who received one of our common shares for every five shares of SPT common stock held at the close of business on January 24, 2014.

In connection with the consummation of the Merger, on January 5, 2016, we issued 64,869,526 common shares, $0.01 par value per share, in exchange for all issued and outstanding shares of CAH common stock.

As of February 25, 2016, there were 155 holders of record of our 101,517,567 common shares outstanding. In addition, we believe that a significant number of beneficial owners of our common shares held their shares in street name.

Dividend Policy

We intend to make regular quarterly distributions to holders of our common shares. We seek to generate income for distribution to our shareholders, typically by earning a spread between the yield on our stabilized portfolio of SFR assets and the cost of borrowings. Our REIT taxable income, which serves as the basis for distributions to our shareholders, is generated primarily from this spread. The negative net cash flows from operating activities reported in our consolidated statements of cash flows primarily relate to development period expenses.  However, cash flows related to our stabilized portfolio of SFR homes are positive and sufficient to support distributions to our shareholders. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount equal to our taxable income. For the year ended December 31, 2015, distributions for our common shares were classified as 100% return of capital.

On February 22, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 15, 2016 to shareholders of record at the close of business on March 31, 2016. On December 22, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on December 10, 2015. On October 15, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on September 30, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on June 30, 2015. On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014. On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014.

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

Comparison of Cumulative 23-Month Return

	Cumulative Total Return As Of
	February 4, 2014	December 31, 2014	December 31, 2015
Colony Starwood Homes	$100.00	$92.83	$81.93
FTSE NAREIT Mortgage Total Return Index	$100.00	$111.25	$101.37
S&P 500 Total Return Index	$100.00	$117.76	$119.39

Sale of Unregistered Securities

There were no unregistered sales of securities during the year ended December 31, 2015.

Repurchases of Equity Securities

On May 6, 2015, our board of trustees authorized a share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. Since its inception, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program. We did not repurchase any shares under the 2015 Program during the three months ended December 31, 2015. On January 27, 2016, our board of trustees authorized a $100.0 million increase and extension to the 2015 Program. We are now authorized to purchase up to $250.0 million of our outstanding common shares through May 6, 2017. Subsequent to the amendment to our 2015 Program, and through February 25, 2016, we repurchased 2.0 million shares for $43.3 million under the 2015 Program. As of February 25, 2016, up to $199.4 million may yet be purchased under the 2015 Program.

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

The following table provides the repurchases of common shares during the three months ended December 31, 2015:

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
October 1, 2015 to October 31, 2015	—	$—	332,250	$241,702
November 1, 2015 to November 30, 2015	—	$—	332,250	$241,702
December 1, 2015 to December 31, 2015	—	$—	332,250	$241,702
Total repurchases for the three months ended December 31, 2015	—	$—

Item 6.  Selected Financial Data.

The following tables set forth the selected consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and the period from May 23, 2012 (inception) through December 31, 2012 and consolidated balance sheets data and selected portfolio data as of December 31, 2015, 2014, 2013 and 2012. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 from our consolidated audited financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the period from May 23, 2012 through December 31, 2012 and consolidated balance sheet data and selected portfolio data as of December 31, 2013 and 2012 were derived from audited financial statements that are not included in this Annual Report on Form 10-K.

The historical consolidated financial statements included herein represent only our pre-Internalization and pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows. As such, the financial statements included herein do not reflect our results of operations, other comprehensive income, financial position or cash flows in the future or what our results of operations, other comprehensive income, financial position or cash flows would have been had our management been internalized or had we been merged with CAH during the historical periods presented. In addition to the financial statements included herein, you should read and consider the CAH financial statements, pro forma financial statements and notes thereto that we file with the SEC.

Prior to the Separation, the historical consolidated financial statements were derived from the consolidated financial statements and accounting records of SPT principally representing the SFR segment, using the historical basis of assets and liabilities of our businesses. The historical consolidated financial statements also include allocations of certain of SPT’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to the Separation, included herein, may not necessarily reflect our results of operations, financial position or cash flows in the future or what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the historical periods presented. Transactions between the SFR business segment and other business segments of SPT’s businesses have been identified in the historical consolidated financial statements as transactions between related parties for periods prior to the Separation.

Consolidated Statements of Operations Data

				Period from May 23, 2012
	Year Ended December 31,			(inception) through
(in thousands, except share and per share data)	2015	2014	2013	December 31, 2012
Total revenues	$271,837	$142,863	$30,867	$517
Total expenses	$357,081	$229,596	$55,320	$5,375
Total other income (expense)	$41,346	$43,663	$1,221	$586
Income tax expense	$159	$460	$252	$152
Net loss	$(44,057)	$(43,530)	$(23,484)	$(4,424)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(44,393)	$(43,695)	$(23,424)	$(4,424)
Weighted-average shares outstanding – basic and diluted	37,949,784	38,623,893	39,110,969	39,110,969
Net loss per common share - basic and diluted	$(1.17)	$(1.13)	$(0.60)	$(0.11)
Dividends declared per common share	$0.66	$0.28	$—	$—

Consolidated Balance Sheets Data

	As of December 31,
(in thousands)	2015	2014	2013	2012
Investment in real estate, net	$2,306,321	$1,970,050	$749,353	$99,401
NPLs	$445,233	$644,189	$214,965	$68,106
Total assets	$3,007,679	$2,936,163	$1,018,408	$181,981
Total financing arrangements(1)	$1,915,546	$1,785,414	$—	$—
Total liabilities	$1,996,802	$1,855,728	$26,352	$1,521
Total Starwood Waypoint Residential Trust equity	$1,008,892	$1,079,824	$990,419	$179,960
Total equity	$1,010,877	$1,080,435	$992,056	$180,460

(1)Includes credit facilities, asset-backed securitizations, net, and convertible senior notes, net.

Selected Portfolio Data

	As of December 31,
(dollar amounts in thousands)	2015	2014	2013	2012
Total SFR portfolio homes	14,099	12,326	5,471	826
Total portfolio NPLs	2,673	4,499	1,714	482
Total	16,772	16,825	7,185	1,308
Cost basis of acquired homes(1)	$2,416,491	$2,011,696	$755,083	$99,614
Carrying value of acquired NPLs	445,233	644,189	214,965	68,106
Total	$2,861,724	$2,655,885	$970,048	$167,720

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2015, 2014, 2013 and 2012 of $109.4 million, $41.6 million, $5.7 million and $0.2 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2015 and 2014 of $0.8 million and $0.1 million, respectively. There was no accumulated depreciation on assets held for sale as of December 31, 2013 and 2012.

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

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016. We now own and manage over 30,000 homes and have an aggregate asset value of over $7.0 billion at the closing of the transaction.

Under the Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of the Manager owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares. The share allocation was determined based on each company’s net asset value. The terms of the Internalization were negotiated and approved by a special committee of our board of trustees. Upon the closing of the Internalization and the Merger, we changed our name to Colony Starwood Homes and our common shares are listed and traded on the NYSE under the ticker symbol “SFR.”  Since both SWAY and CAH have significant pre-combination activities, the Merger will be accounted for as a business combination by the combined company in accordance with ASC 805. Based upon consideration of a number of factors (see Item 8. Financial Statements and Supplementary Data, Note 14 – Subsequent Events included in this Annual Report on From 10-K for discussion of these factors and the accounting treatment of the Merger), although SWAY is the legal acquirer in the Merger, CAH has been designated as the accounting acquirer, resulting in a reverse acquisition of SWAY for accounting purposes.

The historical consolidated financial statements included in this Annual Report on Form 10-K and the following discussion and analysis represent only our pre-Internalization and pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows. As such, the financial statements included in this Annual Report on Form 10-K and the following discussion and analysis do not reflect our financial position, results of operations, other comprehensive income, or cash flows in the future or what our financial position, results of operations, other comprehensive income or cash flows would have been had our management been internalized or had we been merged with CAH during the historical periods presented. In addition to the financial statements included herein, you should read and consider the CAH financial statements, pro forma financial statements and notes thereto that we file with the SEC.

Overview

We are an internally managed Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including MLS listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other SFR companies, government sponsored enterprises, private investors and other financial institutions. We believe favorable prevailing home prices provide us with a substantial market opportunity to acquire residential assets that may generate attractive risk-adjusted returns.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. We were formed by SPT to own homes and NPLs. On January 31, 2014, SPT completed the Separation. On January 5, 2016, we completed the Internalization of the Manager and the Merger and changed our name to Colony Starwood Homes.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.2% of the OP units in our operating partnership.

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

The Manager

Prior to the Internalization, we were externally managed and advised by the Manager pursuant to the terms of the Management Agreement. The Manager was an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our Co-Chairman.

On January 31, 2014, the Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provided the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

Subsequent to the Internalization, we own all material assets and intellectual property rights of the Manager and are managed by certain of the officers and employees who formerly managed our business through the Manager.

Our Portfolio

As of December 31, 2015, our portfolio consisted of 16,772 owned homes and homes underlying NPLs, including (1) 14,099 homes and (2) 2,673 homes underlying 2,736 NPLs, of which 2,539 represent first liens and 197 NPLs represent second, third, and unsecured liens. As of December 31, 2015, the 2,539 of first lien NPLs had an UPB of $568.8 million, a total purchase price of $372.1 million and were secured by liens on 2,481 homes and 58 parcels of land total BPO value of $581.2 million. As of December 31, 2015, our homes that were owned by us for 180 days or longer were approximately 94.1% leased.

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2015:

					Average			Average	Weighted		Average
		Non-	Number		Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Percent	Cost	Investment	Investment	(square	Age	Year	Per Leased
Markets	Homes(1)	Homes	Homes(2)(3)	Leased	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased	Home(5)
South Florida	2,478	122	2,600	93.0%	$141,094	$177,164	$460.3	1,587	46	2014	$1,660
Atlanta	2,431	44	2,475	93.5%	$102,648	$133,576	330.6	1,938	23	2014	$1,228
Houston	1,566	41	1,607	91.8%	$132,095	$151,657	243.7	2,032	28	2014	$1,552
Tampa	1,433	49	1,482	93.3%	$106,001	$128,029	189.7	1,465	41	2014	$1,294
Dallas	1,355	76	1,431	92.4%	$144,597	$166,214	237.9	2,168	20	2014	$1,618
Denver	713	101	814	84.3%	$206,340	$233,271	189.9	1,628	33	2014	$1,804
Chicago	730	55	785	84.5%	$122,123	$152,069	119.4	1,593	37	2014	$1,688
Orlando	630	55	685	87.0%	$116,461	$143,855	98.4	1,588	38	2014	$1,335
Southern California	440	9	449	88.6%	$243,735	$257,310	115.5	1,651	39	2014	$1,875
Northern California	269	1	270	96.3%	$214,603	$228,225	61.6	1,505	47	2013	$1,757
Phoenix	244	2	246	97.6%	$139,661	$158,732	38.7	1,536	41	2014	$1,209
Las Vegas	37	-	37	81.1%	$152,650	$164,678	6.1	1,908	30	2013	$1,269
Total / Average	12,326	555	12,881	91.5%	$135,717	$162,458	$2,091.8	1,764	34	2014	$1,510

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 1,218 homes that we do not intend to hold for the long-term.
(3)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a meaningful measure to investors. As of December 31, 2015, we own 125 multi-family homes with 250 rental units.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of December 31, 2015, the average estimated renovation costs per renovated home were approximately $26,700.

(5)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

The following table provides a summary of our leasing as of December 31, 2015:

		Homes Owned 180 Days or Longer
				Average	Average	Average
	Total			Monthly	Lease	Remaining
	Number	Number of	Percent	Rent per	Term	Lease Term
Markets	of Homes(1)(2)	Homes	Leased	Leased Home(3)	(Months)	(Months)
South Florida	2,600	2,440	96.1%	$1,652	21	11
Atlanta	2,475	2,445	93.9%	$1,224	18	9
Houston	1,607	1,560	93.1%	$1,547	20	12
Tampa	1,482	1,377	96.2%	$1,286	20	11
Dallas	1,431	1,342	94.4%	$1,602	19	10
Denver	814	714	92.4%	$1,788	19	11
Chicago	785	707	89.4%	$1,682	21	11
Orlando	685	605	93.2%	$1,322	20	10
Southern California	449	442	88.9%	$1,866	21	12
Northern California	270	270	96.3%	$1,757	22	11
Phoenix	246	244	98.4%	$1,209	19	8
Las Vegas	37	37	81.1%	$1,269	15	5
Total / Average	12,881	12,183	94.1%	$1,499	20	10

(1)	Excludes 1,218 homes that we do not intend to hold for the long term.
(2)

Effective January 1, 2015, we measure homes by the number of rental units as compared to our previous measure by number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our investments in multi-family properties and, we believe, provides a meaningful measure to investors. As of December 31, 2015, we own 125 multi-family homes with 250 rental units.

(3)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased homes.

NPL Portfolio

The following table summarizes our first lien NPL portfolio as of December 31, 2015:

	Total Loans							Rental Pool Assets(4)
		Total			Weighted-				Percent of
	Loan	Purchase Price	Total UPB	Total BPO	Average	Purchase Price as a	Purchase Price as a	Loan	Total Loans
State	Count(1)(2)	(in millions)	(in millions)	(in millions)	LTV(3)	Percentage of UPB	Percentage of BPO	Count	Per State
Florida	469	$61.9	$112.9	$104.7	125.9%	54.8%	59.1%	85	48.6%
Illinois	219	30.5	48.5	46.7	127.7%	62.9%	65.3%	24	13.7%
California	197	62.1	84.2	97.2	99.3%	73.8%	63.9%	39	22.3%
New York	179	37.1	59.0	69.3	104.8%	62.9%	53.6%	—	0.0%
Indiana	128	8.9	12.2	12.3	119.7%	73.1%	72.5%	—	0.0%
New Jersey	121	19.2	32.0	30.1	125.5%	59.9%	63.6%	—	0.0%
Wisconsin	116	10.2	14.0	16.3	112.7%	72.9%	62.6%	—	0.0%
Maryland	113	22.5	32.5	27.5	138.4%	69.2%	81.7%	—	0.0%
Pennsylvania	81	7.9	11.4	11.6	117.7%	69.2%	67.9%	—	0.0%
Georgia	59	5.8	9.4	9.2	117.3%	62.3%	63.7%	9	5.1%
Arizona	55	6.9	10.4	9.3	249.3%	66.1%	73.9%	—	0.0%
Other	802	99.1	142.3	147.0	114.8%	69.6%	67.4%	18	10.3%
Total/Average	2,539	$372.1	$568.8	$581.2	119.3%	65.4%	64.0%	175	100.0%

(1)	Represents first liens on 2,481 homes and 58 parcels of land.
(2)	Excludes 197 unsecured, second, and third lien NPLs with an aggregate purchase price of $1.5 million.
(3)	Weighted-average LTV is based on the ratio of UPB to BPO weighted by UPB for each state.
(4)	See Item 1. Business – Prime Joint Venture included in this Annual Report on Form 10-K for the definition of Rental Pool Assets.

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

Acquisitions

We continue to grow our portfolio of homes. Our ability to identify and acquire homes that meet our investment criteria may be affected by home prices in our target markets, the inventory of homes available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of homes to rental. We utilize the acquisition process developed by the members of our executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by our highly scalable technology platform, market analytics and a local, cross-functional team.

Property Stabilization

Before an acquired property becomes an income-producing, or rent-ready, asset, we must take possession of the property (to the extent it remains occupied by a hold-over property owner), renovate, market and lease the property. We refer to this process as property stabilization. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired homes will affect our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations, and time needed for leasing the home for rental.

Possession can be delayed by factors such as the exercise of applicable statutory or rescission rights by hold-over owners or unauthorized occupants living in the home at the time of purchase and legal challenges to our ownership. The cost associated with transitioning an occupant from an occupied home varies significantly depending on the steps taken to transition the occupant (i.e., willfully vacate, cash for keys, court-ordered vacancy). In some instances, where we have purchased a home that is occupied, we have been able to convert the occupant to a short-term or long-term resident.

We expect to control renovation costs and the time to renovate a newly acquired or vacated, following a resident move-out, home by following a standardized process to prepare the home for residency to our rent-ready standards. The renovation scope for each home is developed and managed through a technology enabled process that incorporates proprietary systems, home level data, pre-established specifications, standards and pricing and expertise from our in market personnel. Our Field Project Managers are responsible for managing the day-to-day operations of our home renovation process. This includes the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. Renovating a home to our standards typically requires expenditures on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. We also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

We expect to continue to control renovation costs by leveraging our supplier relationships to negotiate attractive rates and rebates on items such as appliances, flooring, hardware, paint and other material components. The time to renovate a newly acquired property may vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the property. Upon completion of construction, we perform a rigorous quality control and scope verification with our Field Project Managers to ensure our homes have been completed to a rent-ready standard and are deemed ready for occupancy. During this process, we coordinate and communicate with our local property management and leasing teams on the timing and availability of the homes so that marketing and leasing activities can begin while the home is being prepared for occupancy.

Similarly, the time to market and lease a home will be driven by local demand, our marketing techniques and the supply of homes in the market. We utilize a fully-integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. We showcase our available homes on our website, which is integrated with our proprietary platform to ensure that available homes are marketed from the moment they are rent-ready. Leads are funneled to our internal leasing teams who work to qualify the leads and identify potential residents. Our lead scoring system is used to efficiently cultivate, prioritize and qualify leads. We maintain a centralized call center in Scottsdale and regional staff in several other markets.

Market-specific factors, including our residents’ finances, the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our target markets with respect to these metrics or others could adversely impact our rental income.

Based on our prior experience, we anticipate that, for most of the non-leased homes that we acquire, the period from our taking possession to leasing a home will range from 30 to 180 days. We expect that most homes that were not leased at the time of acquisition should be leased within six months thereafter and that homes owned for more than six months provide the best indication of how our portfolio will perform over the long-term. As of December 31, 2015, the 12,183 homes we owned for more than 180 days were approximately 94.1% leased. As of December 31, 2014, the 9,066 homes we owned for more than 180 days were approximately 93.4% leased.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $11.3 million of such personnel costs for the year ended December 31, 2015, to building and improvements in the accompanying consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, HOA fees and interest during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years. Deferred leasing costs are included in other assets in the accompanying consolidated balance sheets and include $2.0 million of certain personnel costs and $4.5 million of leasing commissions, which were capitalized for the year ended December 31, 2015.

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

Many of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately becoming SFR that can be added to our portfolio if they meet our investment criteria or sold through SFR liquidation and short sale processes. The costs we incur associated with converting loans generally include ongoing real estate taxes, insurance and property preservation on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 5.2% and 10.0%, respectively, of our NPLs are located as of December 31, 2015 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

The state of the real estate market and home prices will determine proceeds from any sale of homes acquired in settlement of loans. We may determine to sell such assets we acquire upon foreclosure if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of NPLs, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of homes acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect our results of homes acquired in settlement of loans.

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

We also expect non-rental income from our acquired NPLs that are not converted to rentals. Such income will take the form of cash flows from loan resolutions, such as short sales, third-party sales at foreclosure auctions and SFR sales. Any interest payments received are recorded as reductions in our carrying basis of the loans.

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

In the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired homes, maintain occupancy in the rest of our portfolio, increase monthly rental rates upon renewal, rollover and via escalation clauses in multi-year leases, and acquire additional homes, both leased and vacant.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and renovate a home, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the home and expenses associated with resident turnover. Certain of these expenses are not under our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate volume discounts with third-party service providers and vendors. We also expect to achieve further reductions in property-related expenses attributable to economies of scale from increased market density as a result of the Merger.

Loan-Related Expenses

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. We and Prime formed the joint venture for the purposes of: (1) acquiring pools or groups of NPLs and homes either (A) from the sellers who acquired such homes through foreclosure, deed-in-lieu of foreclosure or other similar process or (B) through foreclosure, deed-in-lieu of foreclosure or other similar process; (2) converting NPLs  to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; and (3) either selling homes or renting homes as traditional residential rental properties. Prime has contributed less than 1.26% of the cash equity to the joint venture (i.e., Prime’s Percentage Interest) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), identifies potential NPL acquisitions for the joint venture and coordinates the acquisition, resolution or disposition of any such loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (i.e., Non-Rental Pool Assets). We have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, and we intend to exercise such right with respect to any homes held by the joint venture that we, in our sole and absolute discretion, have determined not to sell through the joint venture. Prime earns a Prime Transfer Fee, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we designate as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired:

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

Property Management and Acquisition Sourcing Companies

We undertake most of our property management services internally. However, in certain markets where we do not own a large number of homes, we utilize strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. In addition, we utilize strategic relationships with regional and local partners to exclusively assist us in identifying individual home acquisition opportunities within our target parameters in our target markets.

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

Investment Management and Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company and, prior to the Internalization, costs incurred under the Management Agreement. As a result, in addition to management fees, we have incurred costs related to reimbursing the Manager for our allocable share of compensation paid to certain of the Manager’s officers. Under the Management Agreement, prior to the Internalization, we paid the fees described in Item 8. Financial Statements and Supplementary Data, Note 10 - Related Party Transactions-Reimbursement of Costs included in this Annual Report on Form 10-K. Investment management fees will be eliminated in their entirety due to the Internalization.

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

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property, or in certain instances, group of properties. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property or group of properties, we further assess for impairment at the individual property level by comparing the estimated fair value of the individual property to the carrying amount of the property at that date. We make this assessment at the individual property level because it represents the lowest level of identifiable cash flows. Where the carrying amount of an individual property exceeds the estimated fair value, we record an impairment loss equal to the difference of the carrying amount less the estimated fair value. To determine the estimated fair value, we primarily consider local BPOs. In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, “Fair Value Measurements.” Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. As a further review, we order an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider and compare the AVM value to the BPO value. In cases where the AVM and BPO values differ beyond a tolerated threshold, which we define as ten percent, an internal evaluation is used as our estimated value. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $3.1 million, $2.6 million and $1.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local BPO but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs.  During the years ended December 31, 2015, 2014 and 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it is determined the asset will not be converted to SFR, in which case the property is initially recorded at fair value less estimated costs to sell. The transfer to SFR occurs when we have obtained title to the property through completion of the foreclosure process. SFR also includes a limited number of multi-unit properties. The fair value of these assets at the time of transfer to SFR is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for non-rental assets) exceeds our recorded investment in the loan, and are reported as realized gain on loan conversion, net in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the years ended December 31, 2015, 2014 and 2013, we converted $111.6 million, $62.7 million and $24.7 million in NPLs into $144.6 million, $87.4 million and $33.3 million in real estate assets that resulted in gains of $33.0 million, $24.7 million and $8.6 million, respectively.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain or loss as realized gain on NPLs, net.

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

We determine the purchase price for NPLs at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to rental property. Observable inputs to the model include loan amounts, payment history, and property types. Unobservable inputs to the model are discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Fair Value Measurements included in this Annual Report on Form 10-K.

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a SFR).  As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses typically each increases the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our consolidated statements of operations.  Upon the sale or other resolution of NPLs that results in the recognition of a realized gain or loss, we reclassify what had previously been recorded in unrealized (loss) gain on NPLs, net to realized gains on NPLs, net. During the years ended December 31, 2015, 2014 and 2013, we recorded unrealized gains of $44.4 million, $44.6 million and zero, respectively, on the fair value of loans.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees.  Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, HOA fees and interest during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

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

As required by ASC 815, “Derivatives and Hedging,” we record all derivatives in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

Convertible Notes

ASC Topic 470-20, “Debt with Conversion and Other Options,” requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital in our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will be recorded in subsequent periods through the maturity date as the notes accrete to their par value.

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.3 million and $0.3 million as of December 31, 2015 and 2014, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we incurred bad debt expense of $2.1 million, $2.6 million and $1.0 million, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

We recognize realized gains on loan conversions, net in each reporting period when our NPLs are converted to REO. The transfer to REO occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to REO is estimated using BPOs.  BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, foreclosure timelines, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales.  We evaluate the validity of the BPOs received pursuant to the policy described above under “-Investments in Real Estate.” Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

We recognize realized gains on NPLs upon payoff of principal balance.  The gain is calculated by subtracting basis from net proceeds of payoff.

Income Taxes

We intend to operate as a REIT under the Code and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have TRSs where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. We paid taxes of approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset and deferred tax liability as income tax expense during the year ended December 31, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $0.5 million for the year ended December 31, 2014.

Segment Reporting

We currently operate in two reportable segments. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental  portfolio or sold.  Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our Chief Executive Officer who views our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we created revenue line items in our consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income are presented as realized gain on NPLs, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations. See Item 8. Financial Statements and Supplementary Data, Note 11 – Segment Reporting included in this Annual Report on Form 10-K for financial information concerning our segments.

Growth of Investment Portfolio

Since our inception in May 2012, we have grown the number of homes in our portfolio significantly in a disciplined manner through targeted acquisitions and intend to continue to do so. Our home portfolio, net of dispositions, increased through each year-end since our inception. During the year ended December 31, 2015, we increased our home portfolio by 1,773 homes, net of sales activities. The table below summarizes our portfolio holdings as of December 31, 2015 and 2014.

	As of December 31,
(dollar amounts in thousands)	2015	2014
Total SFR portfolio homes	14,099	12,326
Total portfolio NPLs	2,673	4,499
Total	16,772	16,825
Cost basis of acquired homes(1)	$2,416,491	$2,011,696
Carrying value of acquired NPLs	445,233	644,189
Total	$2,861,724	$2,655,885

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2015 and 2014 of $109.4 million and $41.6 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2015 and 2014 of $0.8 million and $0.1 million, respectively.

Developments During 2015

•	On January 7, 2015, we sold 171 NPLs for $31.4 million.
•	On January 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of December 31, 2014. Payments to shareholders totaled $5.4 million.
•	On April 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of March 31, 2015. Payments to shareholders totaled $5.4 million.
•	On May 6, 2015, we authorized the 2015 Program to repurchase up to $150.0 million of our common shares. We repurchased 0.3 million common shares for $8.3 million during 2015.
•	On July 15, 2015, we paid a quarterly dividend of $0.14 per common share to shareholders of record as of June 30, 2015. Payments to shareholders totaled $5.4 million.
•	On September 21, 2015, we entered into the Merger Agreement and Contribution Agreement. The Merger and Internalization were completed on January 5, 2016.
•	On September 30, 2015, we sold 461 re-performing loans for $78.2 million, net proceeds.
•	On October 15, 2015, we paid a quarterly dividend of $0.19 per common share to shareholders of record as of September 30, 2015. Payments to shareholders totaled $7.3 million.
•	On December 22, 2015, we paid a quarterly dividend of $0.19 per common share to shareholders of record as of December 10, 2015. Payments to shareholders totaled $7.3 million.

Subsequent Events

Refer to Item 8. Financial Statements and Supplementary Data, Note 14 – Subsequent Events included in this Annual Report on Form 10-K for disclosure regarding significant transactions that occurred subsequent to December 31, 2015.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The main components of our $44.4 million net loss during the year ended December 31, 2015, as compared to our $43.7 million net loss during the year ended December 31, 2014, were as follows:

Revenues

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental revenues, net	$188,068	$104,830	$83,238	79%
Other property revenues	6,667	3,581	3,086	86%
Realized gain on non-performing loans, net	44,070	9,770	34,300	351%
Realized gain on loan conversions, net	33,032	24,682	8,350	34%
Total revenues	$271,837	$142,863	$128,974	90%

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

For the year ended December 31, 2015, total revenues increased $129.0 million, or 90%, to $271.8 million, as compared to $142.9 million for the year ended December 31, 2014. The increase is primarily due to an increase in rental revenues and net gains realized upon the resolution of a portion of our NPL portfolio. The increase in rental revenues is primarily attributable to portfolio growth. During the year ended December 31, 2015, we increased our home portfolio by 1,773 homes, net of sales activities. We expect to continue to grow our home portfolio in 2016. We recorded gains of $33.0 million and $24.7 million for the years ended December 31, 2015 and 2014, respectively, upon conversion of $111.6 million and $62.7 million in NPLs into $144.6 million and $87.4 million in real estate assets during the years ended December 31, 2015 and 2014, respectively. We also liquidated portions of our NPL portfolio that did not meet our requirements for conversion into SFR that resulted in a net gain of $44.1 million for the year ended December 31, 2015. The increase in net gains over the year ended December 31, 2014 was driven by acquisitions of NPLs during 2014 and bulk sales of 171 and 461 NPLs in January 2015 and September 2015, respectively. We expect that the net gains realized on NPL sales or liquidations will be significant in future periods as we continue to wind-down our NPL business segment. Other property revenues include tenant charge backs, late charges and early-termination charges. We expect an increase in revenues in 2016 as a result of growth in our home portfolio resulting from the Merger.

Expenses

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$45,493	$31,252	$14,241	46%
Real estate taxes and insurance	40,599	22,346	18,253	82%
Mortgage loan servicing costs	39,518	28,959	10,559	36%
Non-performing loan management fees and expenses	11,442	10,944	498	5%
General and administrative	16,436	19,307	(2,871)	-15%
Share-based compensation	7,229	8,458	(1,229)	-15%
Investment management fees	18,843	16,097	2,746	17%
Acquisition fees and other expenses	1,120	1,301	(181)	-14%
Interest expense, including amortization	76,800	35,223	41,577	118%
Depreciation and amortization	80,080	41,872	38,208	91%
Separation costs	—	3,543	(3,543)	-100%
Transaction-related expenses	11,852	—	11,852	N/A
Finance-related expenses and write-off of loan costs	4,547	7,715	(3,168)	-41%
Impairment of real estate	3,122	2,579	543	21%
Total expenses	$357,081	$229,596	$127,485	56%

For the year ended December 31, 2015, we experienced an increase in total expenses of $127.5 million, or 56%, as compared to the year ended December 31, 2014. Relative to total revenues, total expenses decreased to 131% for the year ended December 31, 2015, from 161% for the year ended December 31, 2014. This reduction in rate of expenditures, as further discussed below, is primarily due to improvements in efficiency which are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties, HOA fees and expenses associated with resident turnover and vacancy periods between lease dates. Also included are third-party management fees and expenses allocated to us from the Manager. During the year ended December 31, 2015, property operating and maintenance expense increased by $14.2 million from 2014 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 23% during the year ended December 31, 2015, from 29% during 2014. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes. We expect these improvements in efficiency to continue primarily due to increased market density resulting from the Merger.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the year ended December 31, 2015, real estate taxes and insurance expense increased $18.3 million, as compared to 2014.  This increase related to the growth in the size of our portfolio of homes that are rent ready and to increased value assessments and is expected to continue to grow primarily due to the expected continued growth in the size of our home portfolio.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the year ended December 31, 2015, mortgage loan servicing costs increased $10.6 million, as compared to 2014. This increase related to the growth in the size of our NPL portfolio during 2014, which grew from 1,714 as of December 31, 2013 to 4,449 as of December 31, 2014. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio, which is expected to decrease in future periods.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily composed of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the year ended December 31, 2015, these expenses increased $0.5 million compared to 2014. The increase was primarily related to the fees paid for NPL resolutions during the year ended December 31, 2015 such as conversion of NPLs to REO and the resolution of a portion of our NPL portfolio. The size of our NPL portfolio has decreased to 2,736 NPLs as of December 31, 2015, from a historical high of 4,975 NPLs as of September 30, 2014, and is expected to continue to decrease in future periods as we continue to wind-down our NPL business. Because of this decrease in the size of our NPL portfolio, we expect our NPL management fees and expenses to decrease in future periods.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from the Manager (see Item 8. Financial Statements and Supplementary Data, Note 10-Related Party Transactions included in the Annual Report on Form 10-K), as well as standard professional service costs such as legal and audit fees and preparation of tax filings. When compared to 2014, general and administrative expense decreased by $2.9 million during the year ended December 31, 2015 due to a reduction in allocated expenses from the Manager as well as improvements in efficiency primarily attributable to economies of scale and lower headcount. While we expect these improvements in efficiency to continue primarily due to the Internalization and synergies related to the Merger, we expect our general and administrative expenses to increase in future periods as a result of the Merger.

Share-Based Compensation

As discussed in Item 8. Financial Statements and Supplementary Data, Note 9-Share-Based Compensation included in this Annual Report on Form 10-K, we adopted the Starwood Waypoint Residential Trust Equity Plan, the Starwood Waypoint Residential Trust Manager Equity Plan and the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan on January 16, 2014.  Grants issued under these plans in 2015 and 2014 resulted in a decrease of share-based compensation cost for the year ended December 31, 2015, of $1.2 million, as compared to 2014. This change was due to a lower price per common share in 2015, as compared to 2014, offset in part by a greater number of shares vesting in the year ended December 31, 2015, as compared to 2014. We expect share-based compensation to increase in 2016 primarily as a result of the acceleration of all unvested equity awards upon the consummation of the Merger.

Investment Management Fees

As discussed in Item 8. Financial Statements and Supplementary Data, Note 10-Related-Party Transactions included in this Annual Report on Form 10-K, prior to the Internalization, we paid the Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. During the year ended December 31, 2015, investment management fees increased by $2.7 million, as compared to 2014, primarily due to fees only being incurred for a portion of the first quarter of 2014, after the Separation, and the inclusion of our convertible senior notes, which were issued in the second half of 2014, as components of adjusted market capitalization in 2015. These fees will be eliminated in their entirety due to the Internalization.

Acquisition Fees and Other Expenses

We record acquisition fees and other expenses for activities related to unsuccessful property acquisition. Our acquisition fees and other expenses for the year ended December 31, 2015 have decreased $0.2 million, as compared to 2014, as a result of decreased unsuccessful property acquisition activity during 2015.

Interest Expense, including Amortization

Interest expense increased by $41.6 million during the year ended December 31, 2015, as compared to 2014, primarily resulting from our aggregate borrowings of $1.9 billion (see Item 8. Financial Statements and Supplementary Data, Note 8 - Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014). Except as disclosed in Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the year ended December 31, 2015. We expect interest expense, including amortization to continue to increase as a result of the Merger and continued increases in our aggregate borrowings which are used to finance the continued growth in our portfolio.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the year ended December 31, 2015, depreciation and amortization increased $38.2 million, as compared to 2014, primarily as a result of the increased number of properties being acquired and placed in service. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in our portfolio.

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

Transaction-Related Expenses

Transaction-related expenses primarily includes professional fees, consulting services fees and other expenses incurred in connection with the Internalization and the Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the year ended December 31, 2015, we recorded $11.9 million of such costs related to the Internalization and the Merger. There were no transaction-related expenses incurred prior to the three months ended September 30, 2015. We expect to incur approximately $25-$30 million additional transaction-related expenses in future periods, consisting primarily of severance, retention and other transaction-related expenses.

Finance Related Expenses and Write-off of Loan Costs

Finance-related expenses decreased by $3.2 million during the year ended December 31, 2015, as compared to 2014 (see Item 8. Financial Statements and Supplementary Data, Note 8 - Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014). The fourth quarter of 2015 included the write-off of approximately $1.6 million of expenses related to unlaunched securitization activities undertaken and capitalized during the year ended December 31, 2015. Except as disclosed in Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the year ended December 31, 2015.

Impairment of Real Estate

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2015, we recorded an increase of $0.5 million of impairment expense, as compared to 2014. The primary reason for the increase in impairment expense was the increase in the size of our home portfolio as well as the adoption of more conservative parameters in our valuation model. Impairment expense may increase in the future as a result of growth in the size of our home portfolio resulting from the Merger and may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net and loss on derivative financial instruments, net. During the year ended December 31, 2015, these activities resulted in income, net of gains and losses, which decreased $2.3 million, as compared to 2014. This decrease is primarily attributable to the growth in the size of our NPL portfolio during 2014 and the bulk sale of 461 NPLs in September 2015. Upon the sale or other resolution of NPLs that results in the recognition of a realized gain or loss, we reclassify what had previously been recorded in unrealized (loss) gain on NPLs, net to realized gains on NPLs, net. During the year ended December 31, 2015, $26.0 million, was reclassified from unrealized (loss) gain on NPLs, net to realized gains on NPLs, net and realized gain on loan conversions, net on our consolidated statements of operations. Such reclassifications totaled $3.5 million in 2014.  The gross realized gains on sales of investments in real estate and divesture homes for the year ended December 31, 2015 was $17.7 million, as compared to $3.6 million for 2014. The gross realized losses on sales of investments in real estate and divestiture homes for the year ended December 31, 2015 was $20.4 million, as compared to $3.8 million for 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The main components of our $43.7 million net loss during the year ended December 31, 2014, as compared to our net loss of $23.4 million during the year ended December 31, 2013, were as follows.

Revenues

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2014	2013	Change	Change
Rental revenue, net	$104,830	$16,793	$88,037	524%
Other property revenue	3,581	311	3,270	1051%
Realized gain on non-performing loans, net	9,770	5,139	4,631	90%
Realized gain on loan conversions, net	24,682	8,624	16,058	186%
Total revenues	$142,863	$30,867	$111,996	363%

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

Expenses

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2014	2013	Change	Change
Property operating and maintenance	$31,252	$13,541	$17,711	131%
Real estate taxes and insurance	22,346	5,049	17,297	343%
Mortgage loan servicing costs	28,959	6,065	22,894	377%
Non-performing loan management fees and expenses	10,944	3,378	7,566	224%
General and administrative	19,307	16,758	2,549	15%
Share-based compensation	8,458	—	8,458	N/A
Investment management fees	16,097	—	16,097	N/A
Acquisition fees and other expenses	1,301	588	713	121%
Interest expense, including amortization	35,223	—	35,223	N/A
Depreciation and amortization	41,872	6,115	35,757	585%
Separation costs	3,543	2,652	891	34%
Finance-related expenses and write-off of loan costs	7,715	—	7,715	N/A
Impairment of real estate	2,579	1,174	1,405	120%
Total expenses	$229,596	$55,320	$174,276	315%

For the year ended December 31, 2014, we experienced an increase in total expenses of $174.3 million, 315%, as compared to the year ended December 31, 2013. Relative to total revenues, total expenses decreased to 161% for the year ended December 31, 2014, from 179% for the year ended December 31, 2013. This reduction in rate of expenditures, as further discussed below, is primarily due to improvements in efficiency which are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance, repairs and maintenance on lease properties, HOA fees and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third party management fees and expenses allocated to us from the Manager. During the year ended December 31, 2014, property operating and maintenance expense increased by $17.7 million from 2013 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 29% during the year ended December 31, 2014, from 79% during the year ended December 31, 2013. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes and Insurance

Real estate taxes and insurance are expensed once a property is rent ready. During the year ended December 31, 2014, real estate taxes and insurance increased $17.3 million, as compared to 2013.  This increase related to the growth in the size of our portfolio of homes that are rent ready.

Mortgage Loan Servicing Costs

Mortgage loan servicing costs represent loan servicing fees and costs, lien-protection expenditures (e.g., property taxes) and property preservation costs. During the year ended December 31, 2014, mortgage loan servicing costs increased $22.9 million, as compared to 2013. This increase related to the growth in the size of our NPL portfolio. The amount of mortgage loan servicing costs that we incur will generally fluctuate with the size of our NPL portfolio.

NPL Management Fees and Expenses

NPL management fees and expenses are primarily comprised of general and administrative expenses from our Prime joint venture and our management fee paid to the joint venture. During the year ended December 31, 2014, these expenses increased $7.6 million compared to 2013 due to increased pursuit costs and acquisitions of NPLs.

General and Administrative

General and administrative expenses are primarily composed of allocated expenses from the Manager (see Item 8. Financial Statements and Supplementary Data, Note 10-Related Party Transactions included in the Annual Report on Form 10-K), as well as standard professional service costs such as audit fees and preparation of tax filings. When compared to 2013, general and administrative expense increased by $2.5 million during the year ended December 31, 2014 due to allocated expenses from the Manager as well as increases in our overall portfolio size of homes and NPLs, offset in part by improvements in efficiency primarily attributable to economies of scale.

Share-Based Compensation

As discussed in Item 8. Financial Statements and Supplementary Data, Note 9-Share-Based Compensation included in this Annual Report on Form 10-K, we adopted the Starwood Waypoint Residential Trust Equity Plan, the Starwood Waypoint Residential Trust Manager Equity Plan and the Starwood Waypoint Residential Trust  Non-Executive Trustee Share Plan on January 16, 2014.  Grants issued under these plans in 2014 resulted in an increase of share-based compensation cost for the year ended December 31, 2014, of $8.5 million, as compared to 2013, as there were no such plans or expenses in 2013.

Investment Management Fees

As discussed in Item 8. Financial Statements and Supplementary Data, Note 10-Related-Party Transactions included in this Annual Report on Form 10-K, prior to the Internalization, we paid the Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. During the year ended December 31, 2014, we incurred $16.1 million of management fees expenses from the Manager. We incurred no such expenses in 2013.

Acquisition Fees and Other Expenses

Our acquisition fees and other expenses for the year ended December 31, 2014 have increased $0.7 million, as compared to 2013, as a result of increased acquisition activity during 2014.

Interest Expense, including Amortization

We incurred $35.2 million of interest expense during the year ended December 31, 2014, primarily resulting from our aggregate borrowings of $1.8 billion (see Item 8. Financial Statements and Supplementary Data, Note 8 - Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014). We did not engage in any financing activities during 2013.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the year ended December 31, 2014, depreciation and amortization increased $35.8 million, as compared to 2013, primarily as a result of the increased number of properties being acquired and placed in service.

Separation Costs

Separation costs, which consisted primarily of legal and other professional service costs, were costs incurred in relation to the Separation. Such costs increased $0.9 million for the year ended December 31, 2014, as compared to 2013. We expect no additional such costs in 2015 or thereafter.

Finance Related Expenses and Write-off of Loan Costs

During the year ended December 31, 2014, we incurred $7.7 million in finance related expenses (see Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K for a description of the debt instruments we entered in the year ended December 31, 2014).  We did not engage in any financing activities during 2013.

Impairment of Real Estate

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2014, we recorded an increase of $1.4 million of impairment expense, as compared to 2013. The increase in the size of our portfolio was the primary reason for the increase. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as unrealized gains on NPLs, net and loss on derivative financial instruments, net. During the year ended December 31, 2014, these activities resulted in income, net of gains and losses, of $43.7 million, an increase of $42.4 million, as compared to 2014. This increase is primarily attributable to the increased size of our portfolio.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of December 31, 2015 and 2014 included cash and cash equivalents of $87.5 million and $175.2 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our shareholders.

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

In addition, we expect to continue to wind-down our NPL business and to use the proceeds generated by such wind-down to reduce our corresponding debt. Under our joint venture agreement with Prime with respect to the joint venture that owns all of our NPLs, we designate acquired NPLs as being either (1) Rental Pool Assets, for which our intended strategy is to convert NPLs  into homes through the foreclosure or other resolution process and then renovate (as deemed necessary) and lease the homes to qualified residents, or (2) Non-Rental Pool Assets, for which the intended strategy is to (a) convert the NPLs  into homes through the foreclosure or other resolution process and then sell the homes or (b) modify and hold or resell at higher prices the NPLs. We are expecting to liquidate a majority of the Non-Rental Pool Assets, which in aggregate totaled approximately $445.2 million as of December 31, 2015, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On February 22, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 15, 2016 to shareholders of record at the close of business on March 31, 2016. On December 22, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on December 10, 2015. On October 15, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on September 30, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on June 30, 2015. On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014. On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014.

Capital Resources

As of December 31, 2015, we have completed the following debt transactions (for further disclosure, see Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K).

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity (“SPE”) to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The SFR Facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of December 31, 2015 was approximately $741.2 million.

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

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is March 1, 2017, subject to a six-month extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement.  Borrowings are available under the repurchase agreement until March 1, 2017.  Advances under the purchase agreement were used to acquire NPLs during the year ended December 31, 2014. During 2014, we have sold certain of the NPLs and used a portion of those proceeds for payments against the repurchase agreement. The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters during the years ended December 31, 2015 and 2014 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2014	$31	$140	$140
June 30, 2014	$198	$252	$252
September 30, 2014	$351	$448	$448
December 31, 2014	$454	$454	$454
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405
September 30, 2015	$394	$405	$331
December 31, 2015	$307	$318	$274

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

Asset-Backed Securitization Transaction

On December 19, 2014, we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of SFR pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 SFR homes operated as rental properties contributed from our portfolio of SFR homes to a newly-formed special purpose entity (“SPE”) indirectly owned by us.  Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 SFR homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below).  Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the SFR Facility, for acquisitions and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

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

On December 19, 2014, SWAY 2014-01, LLC (the “Borrower”) entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million (the “Loan”) from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on this transaction, net of discounts, as of December 31, 2015 was approximately $527.3 million.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of December 31, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next 14 months and a total notional amount of $600.0 million.

As of December 31, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90% or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of December 31, 2015.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash used in operating activities	$(80,697)	$(81,100)	$(12,452)
Net cash used in investing activities	(87,285)	(1,627,528)	(774,036)
Net cash provided by financing activities	80,269	1,839,213	822,949
Net (decrease) increase in cash and cash equivalents	$(87,713)	$130,585	$36,461

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Our net cash flows used in operations of $80.7 million, $81.1 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash used in investing activities was $87.3 million for the year ended December 31, 2015 due primarily to $336.7 million spent on the acquisition of homes, $128.9 million spent on the renovation of newly acquired homes and $14.9 million spent on other capitalized improvements to our real estate; offset in part by proceeds from the sale of divestiture homes of $162.3 million, proceeds from the sale of NPLs of $112.7 million, proceeds from the sale of real estate of $44.5 million, and liquidation, principal repayments and other proceeds on loans of $63.1 million. Net cash used in investing activities was $1.6 billion for the year ended December 31, 2014 due primarily to the $957.7 million spent on the acquisition of homes, $243.9 million spent on the renovation of newly acquired homes, $9.2 million spent on other capitalized improvements to our real estate and the $486.5 million spent on acquiring new NPLs. Net cash used in investing activities was $774.0 million for the year ended December 31, 2013 due primarily to the $534.0 million and $90.0 million spent on the acquisition and renovation of newly acquired homes, respectively, and the $186.1 million spent on acquiring new NPLs.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash provided by financing activities was $80.3 million for the year ended December 31, 2015 substantially all of which resulted from our net borrowings on our debt facilities, which totaled $120.2 million offset in part by the payment of dividends and repurchases of common shares which totaled $30.9 million and $8.3 million, respectively. Net borrowings on our debt facilities consisted of borrowings of $304.8 million on our senior SFR facility and were offset in part by payments against our senior SFR Facility and master repurchase agreement totaling $4.8 million and $179.8 million, respectively. Our net cash provided by financing activities of $1.8 billion for the year ended December 31, 2014 resulted primarily from our net borrowings on our debt facilities, which totaled $0.9 billion, as well as our securitization transaction, which provided net proceeds of $504.5 million, offerings of convertible notes, which provided gross proceeds of $402.5 million, and equity contributions, which totaled $128.3 million. Cash flows provided by financing activities totaled $822.9 million during the year ended December 31, 2013, substantially all of which were due to equity contributions, which totaled $821.8 million, net of distributions.

Recent Accounting Pronouncements

See Item 8. Financial Statements and Supplementary Data, Note 2 – Basis of Presentation and Significant Accounting Policies included in this Annual Report on Form 10-K for disclosure of recent accounting pronouncements which may have an impact our consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or variable interest entities (“VIEs”), in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 8. Financial Statements and Supplementary Data, Note 8 – Debt included in this Annual Report on Form 10-K for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations including estimated interest, as of December 31, 2015:

	December 31,
(in millions)	2015	2016	2017	2018	2019	After 2019	Total
Home purchase obligations(1)	$0.1	$—	$—	$—	$—	$—	$0.1
Senior SFR facility	—	25.0	743.5	—	—	—	768.6
Master repurchase agreement	—	7.7	275.6	—	—	—	283.3
2017 Convertible Senior Notes	—	7.8	180.3	—	—	—	188.0
2019 Convertible Senior Notes	—	6.9	6.9	6.9	236.9	—	257.6
Asset-backed Securitization	—	14.7	529.4	—	—	—	544.1
	$0.1	$62.1	$1,735.7	$6.9	$236.9	$—	$2,041.7

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the Management Agreement or the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the Merger, the Internalization, any other subsequent events described in Item 8. Financial Statements and Supplementary Data, Note 14-Subsequent Events included in this Annual Report on Form 10-K or any potential extension of term obligations.

Non-GAAP Measures

NAREIT FFO, Core FFO and Core FFO as Adjusted

FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) (“NAREIT FFO”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures.

We believe that NAREIT FFO is a meaningful supplemental measure of the operating performance of our SFR business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers NAREIT FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses NAREIT FFO to measure returns on its investments in real estate assets. However, because NAREIT FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of NAREIT FFO as a measure of our performance is limited.

We believe that Core FFO and Core FFO as Adjusted are meaningful supplemental measures of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, non-recurring costs associated with the Separation, transaction-related expenses, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items, as applicable. Our Core FFO as Adjusted begins with Core FFO and is adjusted further for out of period adjustments such as out of period property tax assessments.

Management also believes that NAREIT FFO, Core FFO and Core FFO as Adjusted, combined with the required GAAP presentations, are useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. NAREIT FFO, Core FFO and Core FFO as Adjusted do not represent net income or cash flows from operations as defined by GAAP and are not intended to indicate whether cash flows will be sufficient to fund cash needs. They should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO, Core FFO and Core FFO as Adjusted may not be comparable to the NAREIT FFO, Core FFO or Core FFO as Adjusted of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO or Core FFO as Adjusted definitions.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of NAREIT FFO, Core FFO and Core FFO as Adjusted for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Reconciliation of net loss to NAREIT FFO

Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(44,393)	$(43,695)	$(23,424)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	80,080	41,872	6,115
Impairment on depreciated real estate investments	99	15	—
Gain on sales of previously depreciated investments in real estate	(4,151)	(280)	—
Non-controlling interests	336	165	(60)
Subtotal - NAREIT FFO	31,971	(1,923)	(17,369)
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Share-based compensation	7,229	8,458	—
Acquisition fees and other expenses	1,120	1,301	588
Write-off of loan costs	1,587	5,032	—
Adjustments for derivative financial instruments, net	(82)	485	—
Separation costs	—	3,543	2,652
Transaction-related expenses	11,852	—	—
Severance expense	—	355	—
Non-cash interest expense related to amortization on convertible senior notes	9,105	3,046	—
Subtotal - Core FFO	62,782	20,297	(14,129)
Add adjustments to Core FFO to derive Core FFO as adjusted for out of period items:
Real estate taxes and insurance(1)	915	722	—
Core FFO as Adjusted for out of period adjustments	$63,697	$21,019	$(14,129)

Core FFO as Adjusted per common share	$1.68	$0.54	$(0.36)
Dividends declared per common share	$0.66	$0.28	$—
Weighted-average shares - basic and diluted	37,949,784	38,623,893	39,110,969

(1)

We recorded $0.9 million of real estate tax and insurance which related to periods prior to the year ended December 31, 2015. The taxes were primarily the result of tax assessment increases from the prior year by certain jurisdictions, and concentrated in the states of Texas and Florida. We have excluded the impact of these out-of-period tax expenses from results for the year ended December 31, 2015.

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

We currently borrow funds at variable rates using secured financings. As of December 31, 2015, we had $1.5 billion of variable rate debt outstanding, of which $1.1 billion is protected by interest rate caps. The estimated aggregate fair market value of this debt was $1.5 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $15.4 million, respectively.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Trustees and Shareholders of Colony Starwood Homes

Scottsdale, AZ

We have audited the accompanying consolidated balance sheets of Starwood Waypoint Residential Trust and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starwood Waypoint Residential Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 29, 2016

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	As of December 31,
	2015	2014
ASSETS
Investments in real estate properties
Land	$407,848	$359,889
Building and improvements	1,928,207	1,619,622
Total investments in real estate properties	2,336,055	1,979,511
Less: accumulated depreciation	(109,403)	(41,563)
Investments in real estate properties, net	2,226,652	1,937,948
Real estate held for sale, net	79,669	32,102
Total investments in real estate properties, net	2,306,321	1,970,050
Non-performing loans	64,620	125,488
Non-performing loans held for sale	—	26,911
Non-performing loans (fair value option)	380,613	491,790
Resident and other receivables, net	17,670	17,270
Cash and cash equivalents	87,485	175,198
Restricted cash	84,542	50,749
Deferred financing costs, net	26,375	34,160
Asset-backed securitization certificates	26,553	26,553
Other assets	13,500	17,994
Total assets	$3,007,679	$2,936,163
LIABILITIES AND EQUITY
Liabilities:
Senior SFR facility	$741,207	$441,239
Master repurchase agreement	274,441	454,249
Asset-backed securitization, net	527,262	526,816
Convertible senior notes, net	372,636	363,110
Accounts payable and accrued expenses	58,105	52,457
Resident security deposits and prepaid rent	23,151	17,857
Total liabilities	1,996,802	1,855,728
Commitments and contingencies (Note 13)
Equity:
Preferred shares, $0.01 par value-100,000,000 authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common shares, $0.01 par value-500,000,000 authorized; 37,973,989 issued and outstanding as of December 31, 2015, and 37,778,663 issued and outstanding as of December 31, 2014	380	378
Additional paid-in capital	1,132,308	1,133,239
Accumulated deficit	(123,626)	(53,723)
Accumulated other comprehensive loss	(170)	(70)
Total Starwood Waypoint Residential Trust equity	1,008,892	1,079,824
Non-controlling interests	1,985	611
Total equity	1,010,877	1,080,435
Total liabilities and equity	$3,007,679	$2,936,163

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental revenues, net	$188,068	$104,830	$16,793
Other property revenues	6,667	3,581	311
Realized gain on non-performing loans, net	44,070	9,770	5,139
Realized gain on loan conversions, net	33,032	24,682	8,624
Total revenues	271,837	142,863	30,867
Expenses
Property operating and maintenance	45,493	31,252	13,541
Real estate taxes and insurance	40,599	22,346	5,049
Mortgage loan servicing costs	39,518	28,959	6,065
Non-performing loan management fees and expenses	11,442	10,944	3,378
General and administrative	16,436	19,307	16,758
Share-based compensation	7,229	8,458	—
Investment management fees	18,843	16,097	—
Acquisition fees and other expenses	1,120	1,301	588
Interest expense, including amortization	76,800	35,223	—
Depreciation and amortization	80,080	41,872	6,115
Separation costs	—	3,543	2,652
Transaction-related expenses	11,852	—	—
Finance related expenses and write-off of loan costs	4,547	7,715	—
Impairment of real estate	3,122	2,579	1,174
Total expenses	357,081	229,596	55,320
Loss before other income, income tax expense and non-controlling interests	(85,244)	(86,733)	(24,453)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	4,151	(224)	1,221
Realized loss on sales of divestiture homes, net	(6,871)	—	—
Unrealized gain on non-performing loans, net	44,385	44,593	—
Loss on derivative financial instruments, net	(319)	(706)	—
Total other income	41,346	43,663	1,221
Loss before income tax expense and non-controlling interests	(43,898)	(43,070)	(23,232)
Income tax expense	159	460	252
Net loss	(44,057)	(43,530)	(23,484)
Net (income) loss attributable to non-controlling interests	(336)	(165)	60
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(44,393)	$(43,695)	$(23,424)
Weighted-average shares outstanding-basic and diluted	37,949,784	38,623,893	39,110,969
Net loss per common share
Basic and diluted	$(1.17)	$(1.13)	$(0.60)
Dividends per common share	$0.66	$0.28	$—

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Other Comprehensive Loss:
Net loss	$(44,057)	$(43,530)	$(23,484)
Interest rate caps	(100)	(70)	—
Comprehensive loss	(44,157)	(43,600)	(23,484)
Comprehensive income attributable to non-controlling interests	(336)	(165)	60
Comprehensive loss attributable to Starwood Waypoint Residential Trust shareholders	$(44,493)	$(43,765)	$(23,424)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except shares and per share data)

					Accumulated	Starwood
	Common Shares		Additional		Other	Waypoint	Non-
	Number	Par	Paid-in	Accumulated	Comprehensive	Residential	controlling	Total
	of Shares	Value	Capital	Deficit	Deficit	Trust Equity	Interests	Equity
Balance at December 31, 2012	1,000	$—	$184,384	$(4,424)	$—	$179,960	$500	$180,460
Net loss	—	—	—	(23,424)	—	(23,424)	(60)	(23,484)
Former parent contributions	—	—	846,780	—	—	846,780	1,300	848,080
Former parent distributions	—	—	(12,897)	—	—	(12,897)	(103)	(13,000)
Balance at December 31, 2013	1,000	—	1,018,267	(27,848)	—	990,419	1,637	992,056
Net loss attributable prior to Separation	—	—	—	(921)	—	(921)	(10)	(931)
Net loss attributable after Separation	—	—	—	(42,774)	—	(42,774)	175	(42,599)
Net effects of recapitalization and capital contributions of Starwood Waypoint Residential Trust	39,109,969	391	99,130	28,769	—	128,290	—	128,290
Dividends declared of $0.28 per common share	—	—	—	(10,949)	—	(10,949)	—	(10,949)
Repurchases of common shares	(1,338,586)	(13)	(34,308)	—	—	(34,321)	—	(34,321)
Board member compensation paid in shares	4,058	—	109	—	—	109	—	109
Offering costs	—	—	(1,138)	—	—	(1,138)	—	(1,138)
Convertible senior notes	—	—	42,721	—	—	42,721	—	42,721
Share-based compensation	2,222	—	8,458	—	—	8,458	—	8,458
Other comprehensive loss	—	—	—	—	(70)	(70)	—	(70)
Non-controlling interests contributions	—	—	—	—	—	—	400	400
Non-controlling interests distributions	—	—	—	—	—	—	(1,591)	(1,591)
Balance at December 31, 2014	37,778,663	378	1,133,239	(53,723)	(70)	1,079,824	611	1,080,435
Net loss	—	—	—	(44,393)	—	(44,393)	336	(44,057)
Dividends declared of $0.66 per common share	—	—	—	(25,510)	—	(25,510)	—	(25,510)
Repurchases of common shares	(332,250)	(4)	(8,298)	—	—	(8,302)	—	(8,302)
Board member compensation paid in shares	5,687	—	144	—	—	144	—	144
Board member forfeiture of shares	(1,111)	—	—	—	—	—	—	—
Share-based compensation	523,000	6	7,223	—	—	7,229	—	7,229
Other comprehensive loss	—	—	—	—	(100)	(100)	—	(100)
Non-controlling interests contributions	—	—	—	—	—	—	1,521	1,521
Non-controlling interests distributions	—	—	—	—	—	—	(483)	(483)
Balance at December 31, 2015	37,973,989	$380	$1,132,308	$(123,626)	$(170)	$1,008,892	$1,985	$1,010,877

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(44,057)	$(43,530)	$(23,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,080	41,872	6,115
Amortization of deferred financing costs	9,271	5,596	—
Amortization of securitization discount	446	—	—
Amortization of convertible debt discount	9,105	3,046	—
Board member compensation paid in shares	144	109	—
Share-based compensation expense	7,229	8,458	—
Realized loss (gain) on sales of investments in real estate, net	(4,151)	224	(1,221)
Realized loss on sales of divestiture homes, net	6,871	—	—
Realized gain on non-performing loans, net	(44,070)	(9,770)	(5,139)
Realized gain on loan conversions, net	(33,032)	(24,682)	(8,624)
Unrealized gain on non-performing loans, net	(44,385)	(44,593)	—
Loss on derivative financial instruments, net	319	706	—
Straight-line rents	(552)	(830)	—
Provision for doubtful accounts receivable	2,061	2,638	1,017
Impairment of real estate	3,122	2,579	1,174
Allocated expenses from SPT (Note 10)	—	—	12,131
Write-off of loan costs	—	5,032	—
Changes in operating assets and liabilities:
Resident and other receivables	(2,461)	(18,647)	(2,228)
Restricted cash	(39,765)	(35,418)	(3,108)
Other assets	(9,410)	(14,523)	(1,627)
Accounts payable and accrued expenses	17,244	26,694	8,855
Resident security deposits and prepaid rent	5,294	13,939	3,687
Net cash used in operating activities	(80,697)	(81,100)	(12,452)
Cash flows from investing activities:
Purchases of real estate	(336,681)	(957,741)	(534,018)
Initial renovations to single-family rentals	(128,937)	(243,877)	(90,018)
Other capital expenditures for single-family rentals	(14,851)	(9,206)	—
Proceeds from sale of real estate	44,466	37,340	14,228
Proceeds from sale of divestiture homes	162,339	—	—
Purchases of non-performing loans	—	(486,509)	(186,123)
Liquidation, principal repayments and other proceeds on loans	63,108	44,337	19,226
Proceeds from sale of loans	112,686	4,547	475
Change in restricted cash and other investing activities	10,585	(16,419)	2,194
Net cash used in investing activities	(87,285)	(1,627,528)	(774,036)

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Borrowings on senior SFR facility	$304,761	$1,215,855	$—
Borrowings on master repurchase facility	—	482,439	—
Proceeds from asset-backed securitizations	—	504,496	—
Proceeds from issuance of convertible senior notes	—	402,500	—
Payments of senior SFR facility	(4,793)	(774,616)	—
Payments of master repurchase agreement	(179,808)	(28,190)	—
Payments and discount on asset-backed securitizations	—	(4,233)	—
Payment of financing costs	(1,694)	(45,152)	—
Repurchases of common shares	(8,302)	(34,321)	—
Contributions from non-controlling interests	1,521	400	1,300
Distributions to non-controlling interests	(483)	(1,591)	(103)
Offering costs	—	(1,138)	—
Capital contributions	—	128,290	834,649
Payments of dividends and other capital distributions	(30,933)	(5,526)	(12,897)
Net cash provided by financing activities	80,269	1,839,213	822,949
Net (decrease) increase in cash and cash equivalents	(87,713)	130,585	36,461
Cash and cash equivalents at beginning of the period	175,198	44,613	8,152
Cash and cash equivalents at end of the period	$87,485	$175,198	$44,613
Supplemental disclosure of cash flow information
Cash paid for interest	$58,964	$23,682	$—
Cash paid for income taxes	$159	$282	$461
Non-cash investing activities
Accrued capital expenditures	$4,022	$10,125	$12,289
Loan basis converted to real estate	$111,617	$62,764	$24,702
Non-cash financing activities
Equity component from convertible notes	$—	$42,271	$—
Accrued distribution to common shareholders	$—	$5,423	$—
Deemed capital contributions from Starwood Property Trust	$—	$—	$12,131

The accompanying notes are an integral part of these consolidated financial statements

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations

Except where the context suggests otherwise, the terms “company,” “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc.; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; the term “SPT” refers to Starwood Property Trust, Inc., our parent company prior to the Separation (as defined below); the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager, other than us.

On September 21, 2015, we and CAH announced the signing of the Agreement and Plan of Merger dated as of September 21, 2015, among us and certain of our subsidiaries and CAH and certain of its subsidiaries and certain investors in CAH (the “Merger Agreement”), to combine the two companies in a stock-for-stock transaction (the “Merger”).  In connection with the transaction, we internalized the Manager (the “Internalization”). The Merger and the Internalization were completed on January 5, 2016.

Under the Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of the Manager owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares. The share allocation was determined based on each company’s net asset value. The terms of the Internalization were negotiated and approved by a special committee of our board of trustees. Upon the closing of the Internalization and the Merger, we changed our name to Colony Starwood Homes and our common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SFR.”  Since both SWAY and CAH have significant pre-combination activities, the Merger will be accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805. Based upon consideration of a number of factors (see Note 14 – Subsequent Events for discussion of these factors and the accounting treatment of the Merger), although SWAY is the legal acquirer in the Merger, CAH has been designated as the accounting acquirer, resulting in a reverse acquisition of SWAY for accounting purposes.

The historical consolidated financial statements included herein represent only our pre-Internalization and pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows. As such, the financial statements included herein do not reflect our results of operations, other comprehensive income and cash flows in the future or what our results of operations, other comprehensive income and cash flows would have been had our management been internalized or had we been merged with CAH during the historical periods presented. In addition to the financial statements included herein, you should read and consider the CAH financial statements, pro forma financial statements and notes thereto that we file with the Securities and Exchange Commission (“SEC”).

Overview

We are an internally managed Maryland real estate investment trust formed in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental (“SFR”) homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of the macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years. In addition, we have a portfolio of non-performing loans (“NPLs”) which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold.

We were organized as a Maryland corporation in May 2012 as a wholly-owned subsidiary of SPT to own homes and NPLs. Subsequently, we changed our corporate form from a Maryland corporation to a Maryland real estate investment trust and our name from Starwood Residential Properties, Inc. to Starwood Waypoint Residential Trust. On January 31, 2014, SPT completed the spin-off of us to its stockholders (the “Separation”), and we issued approximately 39.1 million common shares. Our common shares began trading on February 3, 2014, on the NYSE under the ticker symbol SWAY. As part of the Separation, SPT also contributed $100.0 million to us, in order to continue to fund our growth and operations. Prior to the Separation, there were also $28.3 million of contributions from SPT.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.2% of the operating partnership units in our operating partnership (“OP units”).

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

The Manager

Prior to the Internalization, we were externally managed and advised by the Manager pursuant to the terms of a management agreement. The Manager was an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Barry Sternlicht, our Co-Chairman.

On January 31, 2014, the Manager acquired the Waypoint platform, which is an advanced, technology driven operating platform that provided the backbone for deal sourcing, property underwriting, acquisitions, asset protection, renovations, marketing and leasing, repairs and maintenance, portfolio reporting and property management of homes.

Subsequent to the Internalization, we own all material assets and intellectual property rights of the Manager and are managed by certain of the officers and employees who formerly managed our business through the Manager.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.

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

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include declines in home values, rental rate and occupancy and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property, or in certain instances group of properties. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property or group of properties, we further assess for impairment at the individual property level by comparing the estimated fair value of the individual property to the carrying amount of the property at that date. We make this assessment at the individual property level because it represents the lowest level of identifiable cash flows. Where the carrying amount of an individual property exceeds the estimated fair value, we record an impairment loss equal to the difference of the carrying amount less the estimated fair value. To determine the estimated fair value, we primarily consider local broker price opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, “Fair Value Measurements.” Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. As a further review, we order an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider and compare the AVM value to the BPO value. In cases where the AVM and BPO values differ beyond a tolerated threshold, which we define as ten percent, an internal evaluation is used as our estimated value. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

In evaluating our investments in real estate, we determined that certain properties were impaired, which resulted in impairment charges of $3.1 million, $2.6 million and $1.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize a local BPO, but also consider any other comparable home sales or other market data as considered necessary, in

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs.  During the years ended December 31, 2015, 2014 and 2013, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value unless it is determined the asset will not be converted to SFR, in which case the property is initially recorded at fair value less estimated costs to sell. The transfer to SFR occurs when we have obtained title to the property through completion of the foreclosure process. SFR also includes a limited number of multi-unit properties. The fair value of these assets at the time of transfer to SFR is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

Gains are recognized in earnings immediately when the fair value of the acquired property (or fair value less estimated costs to sell for non-rental assets) exceeds our recorded investment in the loan, and are reported as realized gain on loan conversion, net in our consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property (or fair value less estimated costs to sell for held-for-sale properties) would be immediately recognized as a loss. During the year ended December 31, 2015 we converted $111.6 million in NPLs into $144.6 million in real estate assets that resulted in a gain of $33.0 million. During the year ended December 31, 2014 we converted $62.7 million in NPLs into $87.4 million in real estate assets that resulted in a gain of $24.7 million. During the year ended December 31, 2013, we converted $24.7 million in NPLs into $33.3 million in real estate assets that resulted in a gain of $8.6 million.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a realized gain on NPLs, net.

Beginning in 2014, we have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of NPLs, we record the assets at fair value which has typically been equal to the purchase price we paid for the loans on the acquisition date. NPLs are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current-period earnings.

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

For NPLs acquired in 2014, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to a SFR).  As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance which have been incurred and removed from future expense estimates. The shorter resolution timelines and reduced future expenses typically each increase the fair value of the loan. The increase in the value of the loan is recognized in unrealized gains on NPLs in our consolidated statements of operations.  Upon the sale or other resolution of NPLs that results in the recognition of a realized gain or loss, we reclassify what had previously been recorded in unrealized (loss) gain on NPLs, net to realized gains on NPLs, net. During the years ended December 31, 2015 and 2014, respectively, we recorded $44.4 million and $44.6 million, respectively, in unrealized gains on the fair value of loans. There were no such unrealized gains on the fair value of loans during the year ended December 31, 2013.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, homeowners’ association (“HOA”) fees and interest during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one to two years.

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

As required by ASC 815, “Derivatives and Hedging,” we record all derivatives in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

Convertible Notes

ASC Topic 470-20, “Debt with Conversion and Other Options,” requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital in our consolidated balance sheets, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will be recorded in subsequent periods through the maturity date as the notes accrete to their par value.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, “Transfers

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $0.3 million and $0.3 million as of December 31, 2015 and 2014, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we incurred bad debt expense of $2.1 million, $2.6 million and $1.0 million, respectively.

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

Income Taxes

We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. We paid taxes of approximately $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Additionally, we recorded an adjustment of $0.3 million to our deferred tax asset as income tax expense during the year ended December 31, 2014 as we concluded this amount was not realizable. This resulted in total income tax expense of $0.5 million for the year ended December 31, 2014.

Reclassification of Prior Period Amounts

In 2014, we reclassified amounts related to our credit facilities in the consolidated balance sheet and the consolidated statement of cash flows to disaggregate amounts related to our senior SFR facility and master repurchase agreement to conform to the current period’s presentation. We also reclassified amounts related to additions to real estate in the consolidated statement of cash flows to disaggregate amounts related to initial renovations to SFRs and other capital expenditures for SFRs. In 2014, we also reclassified revenue related to our NPL operating segment in the consolidated statements of operations to conform to the current period’s presentation. Prior amounts previously shown as other income were reclassified to conform to our current period presentation and presented as realized gain on non-performing loans, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations. We believe revenues associated with our NPL business segment represents a separate segment of our operations and were a primary source of revenue for our business during 2014.

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

Geographic Concentration

We hold significant concentrations of homes and NPLs with collateral in the following regions of the country in excess of 10% of our total portfolio, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of December 31,
Market	2015	2014
South Florida	21%	20%
Atlanta	15%	17%
Houston	12%	14%
Dallas	12%	12%

Non-Performing Loans

	As of December 31,
State	2015	2014
Florida	17%	18%
California	17%	16%

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14).” ASU 2015-14 defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt ASU 2014-09 as of the original effective date. We do not anticipate that the adoption of ASU 2015-14 will have a material impact on our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815-10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument, except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments apply to all reporting entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in ASU No. 2014-16 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We are currently evaluating the impacts of the adoption of ASU No. 2014-16 on our consolidated financial statements.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
Residential real estate held for sale (Level III)	2015	2014
Pre-impairment amount	$24,120	$5,613
Total losses	$(2,992)	$(1,365)
Fair value	$21,128	$4,248

	Year Ended December 31,
Residential real estate held for use (Level III)	2015	2014
Pre-impairment amount	$644	$14,039
Total losses	$(130)	$(1,214)
Fair value	$514	$12,825

For a summary of our real estate activity during the years ended December 31, 2015, 2014 and 2013, refer to Note 5 – Real Estate.

The following table presents the amount of NPLs converted to real estate measured at fair value on a non-recurring basis during the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
Non-recurring basis (assets)	2015	2014	2013
Transfers of NPLs into homes (Level III)
Carrying value	$111,617	$62,764	$24,702
Realized gains	$33,032	$24,682	$8,614
Fair value	$144,649	$87,446	$33,316

Fair Value Option

The guidance in ASC 825, “Financial Instruments,” provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method. We have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with our policy commencing on January 1, 2014, we have elected the fair value option for our purchases of NPLs during year ended December 31, 2014.  For a summary of our Level III activity for our NPLs carried at fair value during the years ended December 31, 2015 and 2014, refer to Note 6 - Non-Performing Loans.

The following table presents the fair value of our financial instruments not carried at fair value on the consolidated balance sheets (in thousands).

		December 31, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the consolidated balance sheet at fair value
NPLs(1)	Level III	$64,620	$114,986	$152,399	$235,545
Asset-backed securitization certificates	Level III	26,553	26,553	26,553	26,553
Total assets		$91,173	$141,539	$178,952	$262,098
Liabilities not carried on the consolidated balance sheet at fair value
Senior SFR facility	Level III	$741,207	$741,207	$441,239	$441,239
Master repurchase agreement	Level III	274,441	274,441	454,249	454,249
3.00% Convertible Senior Notes due 2019	Level III	208,273	177,382	202,874	183,295
4.50% Convertible Senior Notes due 2017	Level III	164,363	159,340	160,236	161,221
Asset-backed securitization, net	Level III	527,262	527,262	526,816	526,816
Total liabilities		$1,915,546	$1,879,632	$1,785,414	$1,766,820

(1)	Includes NPLs held for sale as of December 31, 2014.

The interest rates for our asset-backed securitization certificates and asset-backed securitization liability reflect market rates since they are indexed to the London Interbank Offered Rate (“LIBOR”), and there has not been a fundamental change in the market since the transaction closed, therefore, we concluded that the carrying value approximates fair value as of December 31, 2015 and December 31, 2014. We have determined that our valuation of these arrangements should be classified in Level III of the value hierarchy. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy. The senior SFR facility and master repurchase agreement are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of December 31, 2015 and 2014:

	As of December 31, 2015			As of December 31, 2014
Input	High	Low	Average	High	Low	Average
Discount rate	15%	15%	15%	15%	15%	15%
Loan resolution probabilities - rental	100%	0%	23%	100%	0%	24%
Loan resolution probabilities - liquidation	100%	0%	77%	100%	0%	76%
Loan resolution timelines (in years)	2.9	0.5	1.1	5.8	0.1	1.1
Value of underlying properties	$3,188,000	$4,500	$228,696	$2,300,000	$2,900	$212,358
Carrying costs	7.0%	7.0%	7.0%	2.3%	2.3%	2.3%

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Net Loss per Share

Our common shares began trading on February 3, 2014 on the NYSE under the ticker symbol “SWAY.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. For periods prior to January 31, 2014, the denominator for basic and diluted EPS is based on the number of our common shares outstanding on January 31, 2014. On January 31, 2014, SPT stockholders of record as of the close of business on January 24, 2014, received one of our common shares for every five shares of SPT common stock held as of the record date. Basic and diluted EPS and the average number of common shares outstanding were calculated using the number of our common shares outstanding immediately following the distribution and as adjusted for subsequent issuances and repurchases. The number of shares at January 31, 2014 was used to calculate basic and diluted EPS as none of the equity awards were outstanding prior to the distribution. We use the two-class method in calculating basic and diluted EPS.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(44,393)	$(43,695)	$(23,424)
Denominator:
Basic and diluted weighted average shares outstanding	37,950	38,624	39,111
Basic and diluted net loss per share	$(1.17)	$(1.13)	$(0.60)

The dilutive effect of outstanding RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the years ended December 31, 2015, 2014 and 2013, both basic and diluted net loss per share are the same.

For the years ended December 31, 2015 and 2014, 0.6 million and 0.7 million, respectively, of our common shares subject to RSUs were excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive, and the RSUs do not participate in losses. We had no RSUs during the year ended December 31, 2013.

For the years ended December 31, 2015 and 2014, the potential common shares contingently issuable upon the conversion of 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”) and the 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes, the “Convertible Senior Notes”) were also excluded from the computation of diluted net loss per share as their impact would have been anti-dilutive. We did not issue any convertible notes prior to 2014.

Equity Transactions

On May 6, 2015, our board of trustees authorized a share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $150.0 million of our common shares beginning May 6, 2015 and ending May 6, 2016. During the year ended December 31, 2015, we repurchased 0.3 million common shares for $8.3 million under the 2015 Program.

On April 24, 2014, our board of trustees authorized a share repurchase program (the “2014 Program”). Under the 2014 Program, we could have repurchased up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During the year ended December 31, 2014, we repurchased 1.3 million common shares for $34.3 million under the 2014 Program.  The 2014 Program expired on April 17, 2015 and we did not repurchase any shares pursuant to the 2014 Program during 2015.

On December 22, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on December 10, 2015. On October 15, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on September 30, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on June 30, 2015. On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014. On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Real Estate

The following table summarizes transactions within our home portfolio for the years ended December 31, 2015 and 2014 (in thousands)(1):

Balance as of December 31, 2013	$755,083
Acquisitions	957,741
Real estate converted from loans	87,446
Capitalized expenditures	251,568
Basis of real estate sold	(37,563)
Impairment of real estate	(2,579)
Balance as of December 31, 2014	2,011,696
Acquisitions	336,681
Real estate converted from loans	144,649
Capitalized expenditures	138,315
Basis of real estate sold	(211,728)
Impairment of real estate	(3,122)
Balance as of December 31, 2015	$2,416,491

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2015, 2014 and December 31, 2013, of $109.4 million, $41.6 million and $5.7 million, respectively; and excludes accumulated depreciation on assets held for sale as of December 31, 2015, 2014 and December 31, 2013, of $0.8 million, $0.1 million and zero, respectively. Total depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013, was $80.1 million, $41.9 million and $6.1 million, respectively.

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

The following table summarizes transactions within our NPLs for the years ended December 31, 2015 and 2014:

			NPLs
(in thousands)	NPLs	NPLs held for sale	(fair value option)
Balance as of December 31, 2013	$214,965	$—	$—
Acquisitions	—	—	486,509
Unrealized gain on non-performing loans, net	—	—	44,593
Basis of loans sold	(3,092)	—	—
Loans converted to real estate	(44,614)	—	(18,150)
Loan liquidations and other basis adjustments	(14,860)	—	(21,162)
Loans held for sale	(26,911)	26,911	—
Balance as of December 31, 2014	$125,488	$26,911	$491,790
Unrealized gain on non-performing loans, net	—	—	44,385
Basis of loans sold	(169)	(82,198)	(1,528)
Loans converted to real estate	(38,799)	—	(72,818)
Loan liquidations and other basis adjustments	(9,847)	(2,417)	(35,565)
Loans held for sale	(12,053)	57,704	(45,651)
Balance as of December 31, 2015	$64,620	$—	$380,613

See Note 3 - Fair Value Measurements for information regarding significant unobservable inputs used to measure the fair value of our NPLs as of December 31, 2015 and 2014.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unpaid principal balance (“UPB”) for our first-lien NPL portfolio as of December 31, 2015 and 2014, was $568.8 million and $968.7 million, respectively.

Note 7. Rental Revenue

Homes are leased to residents under operating leases with initial expiration dates ranging from 2016 to 2019. Under our standard lease terms, the residents are generally responsible for paying utilities, and we are generally responsible for paying property taxes and insurance, HOA fees and property repairs above specified thresholds.

The future minimum rental revenue to be received from residents as of December 31, 2015 is as follows:

(in thousands)
2016	$142,338
2017	44,026
2018	6,778
2019	22
2020	—
Thereafter	—
$193,164

Note 8. Debt

Senior SFR Facility

On June 13, 2014, Starwood Waypoint Borrower, LLC (“SFR Borrower”), a wholly-owned indirect subsidiary of ours that was established as a special-purpose entity to own, acquire and finance, directly or indirectly, substantially all of our SFRs, entered into an Amended and Restated Master Loan and Security Agreement evidencing a $1.0 billion secured revolving credit facility (“SFR Facility”) with a syndicate of financial institutions led by Citibank, N.A., as administrative agent. The SFR Facility replaced our $500.0 million credit facility with Citibank, N.A., as sole lender. The SFR Facility was subsequently amended on July 31, 2014 and December 19, 2014 to clarify certain definitions in the agreement. The outstanding balance on this facility as of December 31, 2015 and 2014, was approximately $741.2 million and $441.2 million, respectively.

The SFR Facility is set to mature on February 3, 2017, subject to a one-year extension option which would defer the maturity date to February 5, 2018. The SFR Facility includes an accordion feature that may allow the SFR Borrower to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The SFR Facility has a variable interest rate of LIBOR plus a spread, which will equal 2.95% during the first three years and then 3.95% during any extended term, subject to a default rate of an additional 5.0% on amounts not paid when due. The SFR Borrower is required to pay a commitment fee on the unused commitments at a per annum rate that varies from zero to 0.25% depending on the principal amounts outstanding. The SFR Facility is secured by all assets of the SFR Borrower and its subsidiaries and also by a pledge of the SFR Borrower’s equity. The facility contains customary terms, conditions precedent, affirmative and negative covenants, limitations, and other conditions for credit facilities of this type, including requirements for cash reserves and restrictions on incurring additional indebtedness, creation of liens, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of the SFR Borrower’s business, investments, and capital expenditures. The facility is also subject to certain financial covenants concerning our liquidity and tangible net worth, and to requirements that SFR Borrower maintain minimum levels of debt service coverage and debt yield.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advances under the repurchase agreement accrue interest at a per annum rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. During the existence of an event of default under the repurchase agreement, interest accrues at the post-default rate, which is based on the applicable pricing rate in effect on such date plus an additional 3%. The initial maturity date of the repurchase agreement is March 1, 2017, subject to a six-month extension option, which may be exercised by PrimeStar Fund I upon the satisfaction of certain conditions set forth in the repurchase agreement. Borrowings are available under the repurchase agreement until March 1, 2017.  In connection with the repurchase agreement, we provided a guaranty, under which we guaranty the obligations of PrimeStar Fund I under the repurchase agreement and ancillary transaction documents. The outstanding balance on December 31, 2015 and December 31, 2014, on this facility was approximately $274.4 million and $454.2 million, respectively.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the terms of the Convertible Senior Notes outstanding as of December 31, 2015 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	7.37%	33.2934	10/15/17	1.79 years
2019 Convertible Notes	$230,000	3.00%	6.02%	31.0870	7/1/19	3.50 years

	As of December 31,
	2015	2014
Total principal	$402,500	$402,500
Net unamortized discount	(29,864)	(39,390)
Carrying amount of debt components	$372,636	$363,110
Carrying amount of conversion option equity components recorded in additional paid-in capital	$42,721	$42,721

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)

We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at December 31, 2015, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the convertible senior notes did not exceed their principal amount at December 31, 2015 since the closing market price our common shares of $22.64 per share did not exceed the implicit conversion price of $32.17 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.

Terms of Conversion

As of December 31, 2015, the conversion rate applicable to the 2019 Convertible Notes was 31.0870 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $32.17 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the Indenture Agreement dated as of July 7, 2014 between us and our Trustee, Wilmington Trust, National Association (the “Indenture Agreement”).  On or after January 1, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.

As of December 31, 2015, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture dated as of October 14, 2014 between us and our Trustee, Wilmington Trust, National Association (together with the Indenture Agreement, the “Indentures”).  On or after April 15, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2017 Convertible Notes, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset-Backed Securitizations

On December 19, 2014, we completed our first securitization transaction of $504.5 million, which involved the issuance and sale in a private offering of SFR pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by us. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of 4,095 SFR homes operated as rental properties (collectively, the “Properties”) contributed from our portfolio of SFR homes to a newly-formed special purpose entity indirectly owned by us.  Subsequent to December 19, 2014, we repaid $2.0 million in principal and reduced the portfolio to 4,081 SFR homes and the total proceeds of the securitization to $502.5 million (excluding the Class G Certificate described below).  Net proceeds of $477.7 million from the offering to third parties were distributed to our operating partnership, and used, primarily, to repay a portion of the SFR Facility, for acquisitions and for general corporate purposes. A principal-only bearing subordinate Certificate, Class G, in the amount of $26.6 million, was retained by us.

Each class of pass-through certificate (other than Class G and Class R) offered to investors (the “Offered Certificates”) accrues interest at a rate based on one-month LIBOR plus a pass-through rate ranging from 1.30-4.55%. The table below shows the balance and pass-through rate for each class of the Offered Certificates. The weighted average of the fixed-rate spreads of the Offered Certificates is approximately 2.37%. Taking into account the discount at which certain of the certificates were sold, and assuming the successful exercise of the three one-year extension options of the Loan Agreement (as defined below) and amortization of the discount over the resulting fully extended period, the effective weighted average of the fixed-rate spreads of the Offered Certificates is 2.46%.

As of December 31, 2015, the Offered Certificates had the following par certificate balances, pass-through rates and ratings:

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

(1)

The ratings shown are those of Kroll Bond Rating Agency, Inc. (“KBRA”), Moody’s Investors Service, Inc. (“Moody’s”) and Morningstar Credit Ratings, LLC (“Morningstar”) as of December 31, 2015. The interest rates on the certificates and classification are based on a credit assessment and rating by these rating agencies of the credit quality of the portfolio of the homes securing the certificates and do not reflect any credit rating of us as an entity.

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

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securitization Loan Agreement

As described above, on December 19, 2014, the Borrower entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association, as lender (“Lender”). Pursuant to the Loan Agreement, the Borrower borrowed $531.0 million from Lender. The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan Agreement is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, the Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a LIBOR-based strike rate equal to 3.615%. The outstanding balance on the Loan, as of December 31, 2015 was approximately $527.3 million.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of computing, among other things, interest accrued on the Loan, the Loan is divided into seven components designated as “Component A,” “Component B,” “Component C,” “Component D,” “Component E,” “Component F” and “Component G.”  Each of the components corresponds to one class of Certificates with the same alphabetical designation and had, at December 19, 2014, an initial component balance equal to the corresponding class of Offered Certificates.  The following table sets forth the principal amount of each component and the component spread added to the one-month LIBOR for each monthly interest period as of December 31, 2015:

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

The Loan is secured by first priority mortgages on the Properties, which are owned by the Borrower. The Loan is also secured by a first priority pledge of the equity interests of the Borrower. The initial maturity date of the Loan is January 9, 2017 (the “Initial Maturity Date”). Borrower has the option to extend the Loan beyond the Initial Maturity Date for three successive one-year terms, provided that there is no event of default under the Loan Agreement on each maturity date, Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender, and Borrower complies with the other terms set forth in the Loan Agreement. The Loan Agreement requires that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan Agreement is outstanding. The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Lender.

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

We have accounted for the transfer of the Loan to the Securitization Trustee as a sale under ASC 860 with no resulting gain or loss as the Loan was both originated by the Loan Seller and immediately transferred at the same fair market value. We have also evaluated the purchased Class G certificates as a variable interest in the Trust and concluded that the Class G certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trust and consolidate, at historical cost basis, the 4,081 homes placed as collateral for the Loan and have recorded a $527.3 million net asset-backed securitization liability at December 31, 2015, representing the principal balance outstanding on the Loan, net of unamortized loan discounts of $1.7 million, in the accompanying consolidated balance sheets.  The net asset-backed securitization liability at December 31, 2014 was $526.8 million. Separately, the $26.6 million

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

Interest Rate Caps

In connection with the effectiveness of the SFR Facility, we purchased interest rate caps to protect against increases in monthly LIBOR above 3.0%. Continuation of that cap for an additional year (or purchase of a new rate cap) is a condition to any extension of maturity.

As of December 31, 2015, we had five interest rate caps used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the SFR Facility. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  These caps have maturities within the next 14 months and a total notional amount of $600.0 million. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.  The change in fair value of the derivatives is recognized directly in earnings. We recorded losses of $0.3 million and $0.7 million during the years ended December 31, 2015 and 2014, respectively.  We had no outstanding derivatives as of December 31, 2013.

As of December 31, 2015, we had one interest rate cap used to mitigate our exposure to potential future increases in USD-LIBOR rates in connection with the asset-backed securitization. This cap matures in January 2017 and has a total notional amount of $505.0 million, of which 90% or $454.5 million of the cap notional, was designated in a cash flow hedging relationship as of December 31, 2015.  The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that approximately $157,000 will be reclassified out of accumulated OCI as an increase to interest expense.

The table below presents the fair value of our derivative financial instruments as of December 31, 2015 and 2014 (in thousands):

	Fair Value of Derivatives in an
	Asset Position As of December 31,
	2015	2014
Derivatives Designated as Hedging Instruments:
Interest rate caps	$1	$104
Derivatives Not Designated as Hedging Instruments:
Interest rate caps	6	322
Total derivatives	$7	$426

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands):

							Amount of Gain (Loss)
							Recognized in Income
							on Derivative (Ineffective
							Portion, Reclassifications
				Amount of Gain (Loss)			of Missed Forecasted
	Amount of Gain (Loss)			Reclassified from		Location of Gain (Loss)	Transactions and Amounts
	Recognized in OCI on			Accumulated OCI on		Recognized in Income on	Excluded from
	Derivative (Effective Portion)		Location of Gain (Loss)	Derivative (Effective Portion)		Derivative (Ineffective	Effectiveness Testing)
	For the Year Ended		Reclassified from	For the Year Ended		Portion and Amount	For the Year Ended
Derivatives in Cash Flow	Ended December 31,		Accumulated OCI on	Ended December 31,		Excluded from	Ended December 31,
Hedging Relationships	2015	2014	Derivative (Effective Portion)	2015	2014	Effectiveness Testing)	2015	2014
Interest rate caps	$(103)	$(70)	Interest expense	$(3)	$—	Other expense	$—	$—
	$(103)	$(70)		$(3)	$—		$—	$—

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Loss
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	For the Year Ended December 31,
as Hedging Instruments	Recognized in Income	2015	2014
Interest rate caps	Loss on derivative financial instruments, net	$(316)	$(706)
		$(316)	$(706)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2015, we have assessed the significance of the impact of credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Total Borrowings

As of December 31, 2015, we had total outstanding borrowings of $1.9 billion, of which borrowings under our SFR Facility and master repurchase agreement were $1.0 billion, and the total recorded amount related to asset-backed securitizations were $527.3 million and the total recorded amount related to Convertible Senior Notes were $372.6 million. As of December 31, 2015, we had approximately $41.8 million in deferred financing costs.  We amortize these costs using the effective interest rate method. As of December 31, 2015, we are in compliance with all of our debt facility requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross interest cost	$78,484	$37,380	$—
Capitalized interest	1,684	2,157	—
Interest expense	$76,800	$35,223	$—

The following table summarizes our contractual maturities of our debt as of December 31, 2015 (in thousands).

Year
2016	$—
2017	1,717,159
2018	—
2019	230,000
2020	—
Thereafter	—
Total	$1,947,159

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Share-Based Compensation

On January 16, 2014, we adopted: (i) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors and consultants and employees of our external Manager, (ii) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and together with the Equity Plan, the “Equity Plans”), which provides for the issuance of our common shares and common share-based awards to the Manager; and (iii) the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common shares-based awards to our non-executive trustees.

In connection with the Separation, we granted (1) the Manager 777,574 RSUs and (2) certain employees of the Manager an aggregate of 199,991 of our RSUs. The award of RSUs to the Manager will vest ratably on a quarterly basis over a three-year period ending on April 1, 2017. The awards of RSUs to certain employees of the Manager vest ratably in three annual installments on January 31, 2015, January 31, 2016 and January 31, 2017.  In connection with the Separation, we also granted 8,330 of our restricted common shares to our non-executive trustees (1,666 to each of our five non-executive trustees). These awards of restricted shares vest ratably in three annual installments on January 31, 2015, January 31, 2016, and January 31, 2017, subject to the trustee’s continued service on our board of trustees.

During the year ended December 31, 2015, of the 777,574 RSUs awarded to the Manager in connection with the Separation, 259,199 vested. Prior to the Merger and the Internalization, the remaining 259,192 unvested grants were scheduled to vest ratably on a quarterly basis over a period ending on April 1, 2017. During the year ended December 31, 2015, we granted 258,847 new RSUs to certain employees of the Manager, which were scheduled to vest over three years, 59,491 RSUs vested and 46,258 RSUs were forfeited. Prior to the Merger and the Internalization, the remaining 331,591 unvested awards of RSUs were scheduled to vest over a period ending June 30, 2018. During the year ended December 31, 2015, we granted 15,612 new restricted shares to our non-executive trustees, 11,558 shares vested and 1,111 shares were forfeited. Prior to the Merger and the Internalization, the remaining 11,273 awards of restricted shares were scheduled to vest ratably in two annual installments on January 31, 2016, and January 31, 2017.

During the year ended December 31, 2015, we also granted 5,687 restricted shares to members of our board of trustees in lieu of trustee fees for an aggregate cost of approximately $0.1 million.

After giving effect to activity described above and summarized in the table below, we have 1,696,285 and 172,000 shares available for grant, as of December 31, 2015, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarized our RSUs and restricted share awards activity during the years ended December 31, 2015 and 2014:

					Non-Executive
	Manager Equity Plan		Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Grant date		Grant date		Grant date		Grant date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, February 3, 2014	—	$—	—	$—	—	$—	—	$—
Granted	777,574	$30.00	199,991	$30.00	12,388	$28.95	989,953	$29.99
Vested	(259,183)	$30.00	(2,222)	$26.14	(4,058)	$26.80	(265,463)	$29.92
Forfeited	—	$—	(19,276)	$30.00	—	$—	(19,276)	$30.00
Nonvested shares, December 31, 2014	518,391	$30.00	178,493	$30.00	8,330	$28.95	705,214	$30.01
Granted	—	$—	258,847	$25.50	15,612	$25.24	274,459	$25.48
Vested	(259,199)	$30.00	(59,491)	$30.00	(11,558)	$26.88	(330,248)	$29.89
Forfeited	—	$—	(46,258)	$29.72	(1,111)	$30.00	(47,369)	$29.73
Nonvested shares, December 31, 2015	259,192	$30.00	331,591	$26.52	11,273	$25.83	602,056	$28.04

During the years ended December 31, 2015 and 2014, we recorded $7.2 million and $8.5 million of share-based compensation expense, respectively, on our consolidated statements of operations. There were no share-based payments or grants in the year 2013 as our common shares began trading on February 3, 2014. As of December 31, 2015, $11.5 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized in the first quarter of 2016 as the vesting of all such RSUs and restricted shares was accelerated upon the completion of the Merger which occurred on January 5, 2016.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Related Party Transactions

The accompanying consolidated statements of operations include the following expenses that have been allocated from the Manager for the years ended December 31, 2015 and 2014 and from SPT for the year ended December 31, 2013, to us. The allocated expenses generally represent (1) certain invoices that the Manager paid on our behalf and (2) the portion of certain expenses that were incurred by the Manager that are estimated to have been attributable to us. SPT has not demanded, and does not expect to demand, payment from us for these expenses and, therefore, they were recorded as owner’s contributions; we believe the allocation of these expenses is considered appropriate under the SEC guidelines for carve-out financial statements, as we believe that there is reasonable basis for the allocations (in thousands):

		Year Ended December 31,
Type of Costs Incurred	Consolidated Financial Statement Location	2015	2014	2013
Property operating and maintenance	Statements of operations	$23,593	$15,809	$22
Management fee	Statements of operations	18,843	16,097	—
Other expenses	Statements of operations	11,459	14,127	12,109
Subtotal		53,895	46,033	12,131
Development costs	Balance sheets-investments in real estate properties	11,569	17,007	—
Leasing costs	Balance sheets-other assets	4,121	6,179	—
Total related party costs		$69,585	$69,219	$12,131

Reimbursement of Costs

Prior to the Internalization, we were required to reimburse the Manager for the costs incurred on our behalf. Cost reimbursements to the Manager were made in cash on a monthly basis following the end of each month. Our reimbursement obligation was not subject to any dollar limitation. Because the Manager’s personnel performed certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, the Manager was paid or reimbursed for the documented cost of performing such tasks.

For the years ended December 31, 2015 and 2014, we incurred $50.7 million and $53.1 million, respectively, of costs. Prior to the Separation, our expenses were allocated to us by SPT. During the year ended December 31, 2013, management fees allocated to us were $12.1 million.  As SPT did not seek reimbursement of these costs, they were recorded as owner’s contributions.

Management Fees

Prior to the Internalization, we paid the Manager a base management fee calculated and payable quarterly in arrears in cash in an amount equal to one-fourth of 1.5% of the daily average of our adjusted market capitalization for the preceding quarter. For purposes of calculating the management fee, our adjusted equity market capitalization means (1) the average daily closing price per our common share during the relevant period, multiplied by (2) (a) the average number of our common shares and securities convertible into our common shares issued and outstanding during the relevant period, plus (b) the maximum number of our common shares issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common shares that are in the money on such date, or the common share equivalents, minus (3) the aggregate consideration payable to us on the applicable date upon the redemption, exercise, conversion and/or exchange of any common share equivalents, plus (x) the average daily closing price per our preferred share during the relevant period, multiplied by (y) average number of our preferred shares issued and outstanding during the relevant period. The amount of management fees incurred by us during the years ended December 31, 2015 and 2014 were $18.8 million and $16.1 million, respectively. There were no management fees incurred by us during the year ended December 31, 2013.

Fund XI Portfolio Purchase

On March 3, 2014, we purchased 707 homes from Waypoint Fund XI, LLC (“Fund XI Portfolio”), an entity that certain of our officers had an ownership interest in, for approximately $144.0 million in cash. Pursuant to our policy regarding conflicts of interest, a majority of our independent trustees approved the purchase of Fund XI Portfolio.

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Segment Reporting

In its operation of the business, management, including our chief operating decision maker, our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The segment information within this note is reported on that basis.

We currently operate in two reportable segments. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental  portfolio or sold. Prior to the Separation, we reported in only one segment. After the Separation, the chief decision maker changed from SPT’s chief executive officer to our Chief Executive Officer who views our NPL activities as a separate segment of our business. In connection with our change in reportable segments, we created revenue line items in our consolidated statements of operations associated with our NPL segment. Current and prior amounts previously shown as other income are presented as realized gain on NPLs, net and realized gain on loan conversions, net within our revenue section in the consolidated statements of operations.

We currently have two reportable business segments:

•	SFRs - includes the business activities associated with our investments in residential properties
•	NPLs - includes the business activities associated with our investments in NPLs

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs include management fees payable to the Manager and the Separation costs and transaction-related expenses, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.

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

We have presented the years ended December 31, 2014 and 2013 amounts within this note to conform to the way we internally manage and monitor segment performance in the year ended December 31, 2015.

Assets by Business Segment

	As of December 31,
(in thousands)	2015	2014
SFR	$2,513,222	$2,264,040
NPL	494,457	672,123
Total	$3,007,679	$2,936,163

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations by Business Segment

	Year Ended			Year Ended			Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	SFR	NPL	Total	SFR	NPL	Total	SFR	NPL	Total
Revenues
Rental revenues, net	$188,068	$—	$188,068	$104,830	$—	$104,830	$16,793	$—	$16,793
Other property revenues	6,667	—	6,667	3,581	—	3,581	311	—	311
Realized gain on non- performing loans, net	—	44,070	44,070	—	9,770	9,770	—	5,139	5,139
Realized gain on loan conversions, net	—	33,032	33,032	—	24,682	24,682	—	8,624	8,624
Total revenues	194,735	77,102	271,837	108,411	34,452	142,863	17,104	13,763	30,867
Expenses
Property operating and maintenance	45,493	—	45,493	31,252	—	31,252	13,541	—	13,541
Real estate taxes and insurance	40,599	—	40,599	22,346	—	22,346	5,049	—	5,049
Mortgage loan servicing costs	—	39,518	39,518	—	28,959	28,959	—	6,065	6,065
Non-performing loan management fees and expenses	—	11,442	11,442	—	10,944	10,944	—	3,378	3,378
General and administrative	13,356	3,080	16,436	14,536	4,771	19,307	12,239	4,519	16,758
Share-based compensation	5,874	1,355	7,229	6,368	2,090	8,458	—	—	—
Investment management fees	15,312	3,531	18,843	12,119	3,978	16,097	—	—	—
Acquisition fees and other expenses	1,120	—	1,120	1,301	—	1,301	588	—	588
Interest expense, including amortization	63,053	13,747	76,800	24,992	10,231	35,223	—	—	—
Depreciation and amortization	80,080	—	80,080	41,872	—	41,872	6,115	—	6,115
Separation costs	—	—	-	2,797	746	3,543	1,937	715	2,652
Transaction-related expenses	9,631	2,221	11,852	—	—	—	—	—	—
Finance-related expenses and write-off of loan costs	4,160	387	4,547	7,057	658	7,715	—	—	—
Impairment of real estate	425	2,697	3,122	2,579	—	2,579	1,174	—	1,174
Total expenses	279,103	77,978	357,081	167,219	62,377	229,596	40,643	14,677	55,320
Income (loss) before other income, income tax expense and non- controlling interests	(84,368)	(876)	(85,244)	(58,808)	(27,925)	(86,733)	(23,539)	(914)	(24,453)
Other income (expense)
Realized gain (loss) on sales of investments in real estate, net	4,151	—	4,151	(224)	—	(224)	1,221	—	1,221
Realized loss on sales of divestiture homes, net	(963)	(5,908)	(6,871)	—	—	—	—	—	—
Unrealized gain on non- performing loans, net	—	44,385	44,385	—	44,593	44,593	—	—	—
Loss on derivative financial instruments, net	(319)	—	(319)	(706)	—	(706)	—	—	—
Total other income (expense)	2,869	38,477	41,346	(930)	44,593	43,663	1,221	—	1,221
Income (loss) before income tax expense and non-controlling interests	(81,499)	37,601	(43,898)	(59,738)	16,668	(43,070)	(22,318)	(914)	(23,232)
Income tax expense	159	—	159	460	—	460	252	—	252
Net income (loss)	(81,658)	37,601	(44,057)	(60,198)	16,668	(43,530)	(22,570)	(914)	(23,484)
Net (income) loss attributable to non-controlling interests	—	(336)	(336)	—	(165)	(165)	—	60	60
Net income (loss) attributable to Starwood Waypoint Residential Trust shareholders	$(81,658)	$37,265	$(44,393)	$(60,198)	$16,503	$(43,695)	$(22,570)	$(854)	$(23,424)
Weighted-average shares outstanding-basic and diluted	37,949,784	37,949,784	37,949,784	38,623,893	38,623,893	38,623,893	39,110,969	39,110,969	39,110,969
Net income (loss) per common share
Basic and diluted	$(2.15)	$0.98	$(1.17)	$(1.56)	$0.43	$(1.13)	$(0.58)	$(0.02)	$(0.60)

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2015.

	Quarter
(in thousands, except share and per share data)	First	Second	Third	Fourth
Year Ended December 31, 2015
Total revenue	$61,997	$58,654	$86,292	$64,894
Total expenses	$80,868	$81,714	$91,499	$103,000
Net income (loss)	$114	$(3,339)	$(11,054)	$(29,778)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(7)	$(3,437)	$(11,163)	$(29,786)
Net loss per share - basic and diluted	$—	$(0.09)	$(0.29)	$(0.78)
Shares used in calculation - basic and diluted	37,821,364	38,096,969	37,906,769	37,972,846
Year Ended December 31, 2014
Total revenue	$21,501	$34,332	$39,237	$47,793
Total expenses	$36,539	$49,130	$59,644	$84,283
Net loss	$(15,318)	$(12,033)	$(6,700)	$(9,479)
Net loss attributable to Starwood Waypoint Residential Trust shareholders	$(15,308)	$(12,116)	$(6,713)	$(9,558)
Net loss per share - basic and diluted	$(0.39)	$(0.31)	$(0.17)	$(0.25)
Shares used in calculation - basic and diluted	39,110,969	39,079,365	38,613,270	37,860,335

Note 13. Commitments and Contingencies

Purchase Commitments

As of December 31, 2015 and 2014, we had executed agreements to purchase 1 and 240 homes, respectively, in separate transactions for an aggregate purchase price of $0.1 million and $41.4 million, respectively. As of December 31, 2015 and 2014, we had not contracted to purchase or sell any NPLs.

Legal and Regulatory

Between October 26, 2015 and October 28, 2015, our board of trustees received two litigation demand letters on behalf of our purported shareholders. The letters alleged, among other things, that our trustees breached their fiduciary duties by approving the Merger and the Internalization, and demanded that our board of trustees take action, including by pursuing litigation against our trustees. Our board of trustees referred these letters to the special committee of our board of trustees formed in connection with the Internalization for review and a recommendation. On November 5, 2015, after considering the allegations made in the letters, and upon the recommendation of the special committee, our board of trustees (with Messrs. Sternlicht, Brien and Sossen recusing themselves) voted to reject the demands.

On October 30, 2015, a putative class action was filed by one of our purported shareholders (“Plaintiff”) against us, our trustees, the Manager, SWAY Holdco, LLC, Starwood Capital Group and CAH (“Defendants”) challenging the Merger and the Internalization. The case is captioned South Miami Pension Plan v. Starwood Waypoint Residential Trust, et al., Circuit Court for Baltimore City, State of Maryland, Case No. 24C15005482. The complaint alleged, among other things, that some or all of our trustees breached their fiduciary duties by approving the Merger and the Internalization, and that the other defendants aided and abetted those alleged breaches. The complaint also challenged the adequacy of the public disclosures made in connection with the Merger and the Internalization. Plaintiff sought, among other relief, an injunction preventing our shareholders from voting on the Internalization or the Merger, rescission of the transactions contemplated by the Merger Agreement, and damages, including attorneys’ fees and experts’ fees.

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief

STARWOOD WAYPOINT RESIDENTIAL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as in its earlier complaint. The Court has ordered Defendants to respond by March 21, 2016. We believe that this action has no merit and intend to defend vigorously against it.

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

Note 14. Subsequent Events

Merger and Internalization

See Note 1-Organization and Operations for information regarding the Merger and the Internalization.

Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager and are managed by certain of the officers and employees who formerly managed our business through the Manager and certain of the officers and employees of CAH. The net effect is that, following the Internalization and the Merger, we have the benefit of being internally managed by both (1) officers and employees who formerly managed our business and who have industry expertise, management capabilities and a unique knowledge of our assets and business strategies and (2) officers and employees who managed CAH’s business and who have industry expertise, management capabilities and a unique knowledge of CAH’s assets and business strategies.

Amendment to Share Repurchase Program

On January 27, 2016, our board of trustees authorized a $100 million increase and an extension to our 2015 Program. We are now authorized to purchase up to $250.0 million of our outstanding common shares through May 6, 2017, of which approximately $241.7 million of capacity is available as of the date of the authorization.

Subsequent to the amendment to our 2015 Program, and through February 25, 2016, we repurchased 2.0 million shares for $43.3 million under the 2015 Program.

Dividend Declaration

On February 22, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 15, 2016 to shareholders of record at the close of business on March 31, 2016.

Acquisition of Homes and NPLs

Subsequent to December 31, 2015, we have continued to purchase and sell homes and NPLs in the normal course of business. For the period from January 1, 2016 through February 25, 2016, we purchased 9 homes with an aggregate acquisition cost of approximately $1.3 million. We did not purchase or sell any NPLs during this subsequent period.

Interest Rate Swap Contracts

On February 23, 2016, we entered into interest rate swap contracts on approximately $1.6 billion of variable-rate financing for three years. These swap contracts effectively convert approximately $1.6 billion of floating rate financing with a weighted-average interest rate of LIBOR plus 1.91% to a fixed interest rate of 2.75% for three years.

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE III—RESIDENTIAL REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2015

(dollars in thousands)

				Costs		Gross Amounts
				Capitalized		Carried at Close
		Initial Cost		Subsequent to		of Period
		to Company		Acquisition		December 31, 2015
	Number of		Depreciable		Depreciable		Depreciable		Accumulated	Depreciable	Date of	Year
Region	Properties	Land	Properties	Land	Properties	Land	Properties	Total	Depreciation	Period	Construction	Acquired
Atlanta	2,610	$59,821	$211,040	$—	$102,483	$59,821	$313,523	$373,344	$21,284	5 - 30 years	1946-2014	2012-2015
Chicago	860	23,651	86,844	—	28,468	23,651	115,312	138,963	5,612	5 - 30 years	1891-2015	2012-2015
Dallas	1,504	40,107	179,681	—	44,497	40,107	224,178	264,285	11,577	5 - 30 years	1950-2015	2012-2015
Denver	823	35,978	133,845	—	26,314	35,978	160,159	196,137	6,525	5 - 30 years	1951-2012	2013-2015
Houston	1,715	43,399	188,073	—	47,143	43,399	235,216	278,615	14,994	5 - 30 years	1954-2015	2012-2015
Las Vegas	49	1,531	6,102	—	737	1,531	6,839	8,370	451	5 - 30 years	1953-2006	2012-2014
Northern California	279	14,908	44,308	—	4,646	14,908	48,954	63,862	3,340	5 - 30 years	1900-2008	2012-2015
Orlando	717	19,180	69,403	—	21,680	19,180	91,083	110,263	4,286	5 - 30 years	1951-2012	2012-2015
Phoenix	257	7,373	28,797	—	5,971	7,373	34,768	42,141	2,376	5 - 30 years	1935-2008	2012-2014
South Florida	2,768	98,699	306,941	—	123,272	98,699	430,213	528,912	24,664	5 - 30 years	1926-2014	2012-2015
Southern California	474	30,164	85,842	—	9,048	30,164	94,890	125,054	5,083	5 - 30 years	1921-2014	2012-2015
Tampa	1,568	36,711	138,295	—	40,475	36,711	178,770	215,481	9,978	5 - 30 years	1923-2015	2012-2015
Other	475	32,744	10,793	—	27,529	32,744	38,322	71,066	—	5 - 30 years	1859-2008	2012-2014
Total	14,099	$444,266	$1,489,964	$—	$482,263	$444,266	$1,972,227	$2,416,493	$110,170

The gross aggregate cost of total real estate for federal income tax purposes was approximately $2,419,615 as of December 31, 2015.

The following table presents our residential real estate activity for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$1,970,050	$749,353	$99,401
Additions:
Real estate converted from NPLs	144,649	87,446	33,326
Other acquisitions	336,681	957,741	534,018
Capitalized expenditures	138,315	251,568	102,307
Total additions	619,645	1,296,755	669,651
Deductions:
Cost of real estate sold	211,728	37,563	13,008
Depreciation	68,524	35,916	5,517
Impairment of real estate	3,122	2,579	1,174
Total deductions	283,374	76,058	19,699
Ending balance	$2,306,321	$1,970,050	$749,353

Changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$41,646	$5,730	$213
Depreciation expense	68,524	35,916	5,517
Ending balance	$110,170	$41,646	$5,730

STARWOOD WAYPOINT RESIDENTIAL TRUST

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2015

(in thousands)

	Contractual		Payment	Prior	Face	Carrying
State(1)	Interest Rate	Maturity Date	Terms(2)	Liens	Amount	Amount(3)
Florida	Fixed: 1.99 to 13.88% Floating: 0.00 to 8.82%	April 2008 - July 2055	Various	—	$113,883	$74,684
Illinois	Fixed: 2.00 to 13.80% Floating: 2.00 to 8.90%	October 2009 - April 2057	Various	—	55,368	37,686
California	Fixed: 2.00 to 12.10% Floating: 2.38 to 9.49%	October 2017 - July 2053	Various	—	84,187	80,308
New York	Fixed: 2.00 to 11.25% Floating: 0.00 to 12.13%	November 2017 - July 2056	Various	—	59,002	48,235
New Jersey	Fixed: 2.00 to 12.38% Floating: 2.00 to 11.99%	August 2018 - January 2057	Various	—	32,012	22,250
Arizona	Fixed: 2.63 to 8.55% Floating: 0.00 to 6.88%	July 2007 - February 2054	Various	—	10,725	8,033
Wisconsin	Fixed: 2.00 to 11.88% Floating: 2.00 to 8.60%	October 2000 - June 2052	Various	—	15,124	11,508
Maryland	Fixed: 2.00 to 13.08% Floating: 2.88 to 8.00%	March 2022 - April 2058	Various	—	32,484	22,265
Indiana	Fixed: 2.00 to 10.69% Floating: 2.00 to 8.70%	June 2008 - January 2054	Various	—	12,648	9,789
Pennsylvania	Fixed: 1.00 to 12.35% Floating: 2.88 to 9.99%	October 2016 - July 2053	Various	—	11,475	9,224
Georgia	Fixed: 2.00 to 10.74% Floating: 2.04 to 8.79%	December 2014 - January 2054	Various	—	9,419	6,644
Other	Fixed: 0.00 to 14.00% Floating: 1.75 to 11.49%	January 2009 - April 2056	Various	—	143,141	114,607
Total					$579,468	$445,233

(1)	All loans are secured by underlying homes.
(2)

Includes loans which are either principal and interest or interest only which begin amortizing during the loan term. All loans are designated as distressed and NPL and as such are on non-accrual status.

(3)	The carrying value of our loans approximates the aggregate cost for federal income tax purposes.

The following table sets forth the activity of mortgage loans for the years ended December 31, 2015, 2014 and 2013 (in thousands):

			NPLs
(in thousands)	NPLs	NPLs held for sale	(fair value option)
Balance as of January 1, 2013	$68,106	$—	$—
Acquisitions	186,123	—	—
Unrealized gain on non-performing loans, net	—	—	—
Basis of loans sold	(197)	—	—
Loans converted to real estate	(24,702)	—	—
Loan liquidations and other basis adjustments	(14,365)	—	—
Balance as of December 31, 2013	214,965	—	—
Acquisitions	—	—	486,509
Unrealized gain on non-performing loans, net	—	—	44,593
Basis of loans sold	(3,092)	—	—
Loans converted to real estate	(44,614)	—	(18,150)
Loan liquidations and other basis adjustments	(14,860)	—	(21,162)
Loans held for sale	(26,911)	26,911	—
Balance as of December 31, 2014	125,488	26,911	491,790
Unrealized gain on non-performing loans, net	—	—	44,385
Basis of loans sold	(169)	(82,198)	(1,528)
Loans converted to real estate	(38,799)	—	(72,818)
Loan liquidations and other basis adjustments	(9,847)	(2,417)	(35,565)
Loans held for sale	(12,053)	57,704	(45,651)
Balance as of December 31, 2015	$64,620	$—	$380,613

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for us. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders or Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Trustee Independence.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

2.1

Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

2.2

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Company Stockholders, the Company Unitholders and the Company Investors (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 21, 2015)

2.3

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 21, 2015)

2.4

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed January 8, 2016)

3.1++

Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.2++	Bylaws of Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

3.3	Articles of Amendment and Restatement of Declaration of Trust of Colony Starwood Homes (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 8, 2016)

3.4	Amended and Restated Bylaws of Colony Starwood Homes (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 8, 2016)

4.1

Indenture, dated as of July 7, 2014, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 7, 2014)

4.2

First Supplemental Indenture, dated as of July 7, 2015, to the Indenture Related to 3.00% Convertible Senior Notes due 2019, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

4.3	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 7, 2014)

4.4

Indenture, dated as of October 14, 2014, among the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 14, 2014)

Exhibit No.	Exhibit Description
4.5

First Supplemental Indenture, dated as of July 7, 2015, to the Indenture Related to 4.50% Convertible Senior Notes due 2017, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

4.6	Form of 4.50% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 14, 2014)

10.1++

Amended and Restated Limited Partnership Agreement of Starwood Waypoint Residential Partnership, L.P., dated January 16, 2014, by and between Starwood Waypoint Residential Trust and Starwood Waypoint Residential GP, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.2

Second Amended and Restated Limited Partnership Agreement of Colony Starwood Homes Partnership, L.P., dated January 5, 2016, by and between Colony Starwood Homes, Starwood Capital Group Global, L.P. and Colony Starwood Homes GP, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 8, 2016)

10.3

Management Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.4++

Co-Investment and Allocation Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., SWAY Management LLC and Starwood Property Trust, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.5+	Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.6+

Form of Restricted Share Award Agreement for Non-Executive Trustees (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.7++	Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.8++

Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Manager Equity Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.9+	Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.10+

Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.11+

Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.12

Registration Rights Agreement, dated January 31, 2014, between Starwood Waypoint Residential Trust and SWAY Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.13

Registration Rights Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust and the other parties named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2015)

10.14

Governance Rights Agreement, dated January 31, 2014, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P. and Waypoint Real Estate Group Holdco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 5, 2014)

10.15	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2016)

10.16

Purchase and Sale Agreement, dated March 3, 2014, by and among the Buyers, Seller, Waypoint Fund XI, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2014)

Exhibit No.	Exhibit Description
10.17

Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.18

Guaranty Agreement, dated March 11, 2014, by Starwood Waypoint Residential Trust in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.19

Limited Guaranty and Recourse Indemnity Agreement, dated June 13, 2014, by Starwood Waypoint Residential Trust, in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2014)

10.20

Amended and Restated Master Loan and Security Agreement, dated June 13, 2014, by and among Citibank, N.A., as Administrative Agent, the Lenders from time to time party thereto, Starwood Waypoint Borrower, LLC, as Borrower, and Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2014)

10.21

Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2014)

10.22

Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 4, 2015)

10.23

Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 1, 2014)

10.24

Loan Agreement, dated as of December 19, 2014, between SWAY 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy extension schema document

101.CAL	XBRL Taxonomy extension calculation linkbase document

101.DEF	XBRL Taxonomy extension definition linkbase document

101.LAB	XBRL Taxonomy extension labels linkbase document

101.PRE	XBRL Taxonomy extension presentation linkbase document

+	Indicates a management contract or compensatory plan
++	Agreement or plan replaced or terminated subsequent to December 31, 2015
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colony Starwood Homes

By:	/s/ Fred Tuomi
	Name:	Fred Tuomi
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Tuomi	Chief Executive Officer	February 29, 2016
Fred Tuomi	(Principal Executive Officer)

/s/ Arik Prawer	Chief Financial Officer	February 29, 2016
Arik Prawer	(Principal Financial and Accounting Officer)

/s/ Barry S. Sternlicht	Co-Chairman of the Board of Trustees	February 29, 2016
Barry S. Sternlicht

/s/ Thomas J. Barrack, Jr.	Co-Chairman of the Board of Trustees	February 29, 2016
Thomas J. Barrack, Jr.

/s/ Robert T. Best	Trustee	February 29, 2016
Robert T. Best

/s/ Thomas M. Bowers	Trustee	February 29, 2016
Thomas M. Bowers

/s/ Richard D. Bronson	Trustee	February 29, 2016
Richard D. Bronson

/s/ Justin T. Chang	Trustee	February 29, 2016
Justin T. Chang

/s/ Michael D. Fascitelli	Trustee	February 29, 2016
Michael D. Fascitelli

/s/ Jeffrey E. Kelter	Trustee	February 29, 2016
Jeffrey E. Kelter

/s/ Thomas W. Knapp	Trustee	February 29, 2016
Thomas W. Knapp

/s/ Richard B. Saltzman	Trustee	February 29, 2016
Richard B. Saltzman

/s/ John L. Steffens	Trustee	February 29, 2016
John L. Steffens

/s/ J. Ronald Terwilliger	Trustee	February 29, 2016
J. Ronald Terwilliger