Form 10-Q
period 2016-03-31
Colony Starwood Homes
filed 2016-05-10
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 2, 2016, there were 101,486,814 of the registrant’s common shares, par value $0.01 per share, outstanding.

COLONY STARWOOD HOMES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY STATEMENTS

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization, other than us.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•

the risk factors referenced in this Quarterly Report on Form 10-Q are set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K filed on February 29, 2016 and should be read in conjunction with this Quarterly Report on Form 10-Q;

•

failure to manage the internalization (the “Internalization”) of the Manager or the merger (the “Merger”) with CAH effectively and efficiently under the Contribution Agreement dated as of September 21, 2015, as amended, among us, our operating partnership, the Manager and Starwood Capital Group (the “Contribution Agreement”), or the Agreement and Plan of Merger dated as of September 21, 2015, among us, and certain of our subsidiaries and CAH and certain of its subsidiaries and certain investors in CAH (the “Merger Agreement”);

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

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;

i

•	the impact of changes to the supply of, value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

•	our ability to convert the homes we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve or dispose of NPLs;

•	our ability to wind down our NPL business in the anticipated time period and to re-deploy net cash proceeds therefrom;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to effectively manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the rates of default or decreased recovery rates on our target assets;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	potential conflicts of interest with Starwood Capital Group, Colony Capital, Inc. and their affiliates;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	actions and initiatives of the U.S., state and municipal government and changes to these governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

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

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and see the discussion on risk factors in Item 1A. Risk Factors, that was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Merger and Internalization

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

ii

Under the Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of the Manager owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares. The share allocation was determined based on each company’s net asset value. The terms of the Internalization were negotiated and approved by a special committee of our board of trustees. Upon the closing of the Internalization and the Merger, we changed our name to Colony Starwood Homes and our common shares are listed and traded on the New York Stock Exchange under the ticker symbol “SFR.”

Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager and are managed by certain of the officers and employees who formerly managed our business through the Manager and certain of the officers and employees of CAH. The net effect is that, following the Internalization and the Merger, we have the benefit of being internally managed by both (1) officers and employees who formerly managed our business and who have industry expertise, management capabilities and a unique knowledge of our assets and business strategies and (2) officers and employees who managed CAH’s business and who have industry expertise, management capabilities and a unique knowledge of CAH’s assets and business strategies. In addition, we believe that we combine the best aspects of our and CAH’s sophisticated proprietary technology platforms and will retain the best employees from each company.

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements of SWAY and CAH, unaudited pro forma financial information and notes thereto included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of	As of
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,522,564	$751,582
Buildings and building improvements	4,322,350	2,653,380
Furniture, fixtures and equipment	109,424	76,199
Total investments in real estate properties	5,954,338	3,481,161
Accumulated depreciation	(248,823)	(207,841)
Investments in real estate properties, net	5,705,515	3,273,320
Real estate held for sale, net	114,399	16,279
Cash and cash equivalents	199,099	162,090
Restricted cash	158,519	69,284
Investments in unconsolidated joint ventures	35,380	35,518
Loans receivable, net	—	646,479
Non-performing loans	364,930	—
Asset-backed securitization certificates	60,242	33,689
Goodwill	264,037	—
Other assets, net	66,224	42,159
Total assets	$6,968,345	$4,278,818

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$96,963	$27,605
Resident prepaid rent and security deposits	55,332	31,813
Related-party payable	—	514
Secured credit facilities	1,258,920	477,284
Master repurchase facility	267,547	167,348
Mortgage loans, net	2,218,953	1,690,918
Convertible senior notes, net	341,712	—
Secured notes, net	—	215,634
Other liabilities	1,987	16,303
Total liabilities	4,241,414	2,627,419
Commitments and contingencies (Note 14)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and 125 issued and outstanding as of December 31, 2015	—	—
Common A common shares $.01 par value, 26,075,000 shares authorized, issued and outstanding as of December 31, 2015	—	261
Common B common shares $.01 par value, 423,925,000 shares authorized, 123,068,500 issued and outstanding as of December 31, 2015	—	1,231
Common shares $.01 par value, 500,000,000 shares authorized, 101,486,814 issued and outstanding as of March 31, 2016	1,015	—
Additional paid-in capital	2,730,163	1,223,030
Accumulated deficit	(211,227)	(147,484)
Accumulated other comprehensive loss	(4,068)	(2,150)
Total shareholders’ equity	2,515,883	1,074,888
Non-controlling interests	211,048	576,511
Total equity	2,726,931	1,651,399
Total liabilities and equity	$6,968,345	$4,278,818

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUE
Rental income	$130,452	$64,218
Other property income	6,044	4,667
Other income	2,890	4,938
Total revenues	139,386	73,823
EXPENSES
Property operating and maintenance	18,518	13,494
Real estate taxes, insurance and HOA costs	27,282	14,040
Property management expenses	8,751	4,790
Loan operating expenses	—	1,060
Interest expense	39,360	17,876
Depreciation and amortization	43,630	26,012
Impairment of real estate assets	30	178
Share-based compensation	387	—
General and administrative	17,338	10,681
Merger and transaction-related expenses	23,482	—
Total expenses	178,778	88,131
Net gain on sales of real estate	1,384	401
Loss on non-performing loans, net	(8,598)	—
Equity in income from unconsolidated joint ventures	197	93
Other expense, net	(395)	(3,590)
Loss before income taxes	(46,804)	(17,404)
Income tax expense (benefit)	245	(11)
Net loss	(47,049)	(17,393)
Net loss attributable to non-controlling interests	2,850	6,472
Net loss attributable to Colony Starwood Homes	(44,199)	(10,921)
Net income attributable to preferred shareholders	—	(4)
Net loss attributable to common shareholders	$(44,199)	$(10,925)

Net loss per common share:
Basic and diluted	$(0.43)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	102,066,754	64,869,526

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Other Comprehensive Loss:
Net loss	$(47,049)	$(17,393)
Other comprehensive (loss) income:
Net change in fair value of cash flow hedge	(1,857)	(718)
Unrealized loss on available-for-sale securities	—	(315)
Other comprehensive loss	(1,857)	(1,033)
Comprehensive loss	(48,906)	(18,426)
Comprehensive loss attributable to non-controlling interests	2,959	6,858
Comprehensive loss attributable to shareholders	$(45,947)	$(11,568)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other	Total	Non-
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2015	125	$—	149,143,500	$1,492	$1,223,030	$(147,484)	$(2,150)	$1,074,888	$576,511	$1,651,399
Net effects of CAH Reorganization	(125)	—	—	—	269,872	4,305	—	274,177	(576,511)	(302,334)
Net effects of Merger	—	—	(45,626,500)	(457)	1,281,404	—	(170)	1,280,777	214,081	1,494,858
Capital contributions	—	—	—	—	—	—	—	—	141	141
Capital distributions	—	—	—	—	—	—	—	—	(215)	(215)
Dividends declared of $0.22 per share	—	—	—	—	—	(23,849)	—	(23,849)	—	(23,849)
Repurchases of common shares	—	—	(2,049,433)	(20)	(44,530)	—	—	(44,550)	—	(44,550)
Share-based compensation	—	—	19,247	—	387	—	—	387	—	387
Net loss	—	—	—	—	—	(44,199)	—	(44,199)	(2,850)	(47,049)
Other comprehensive loss	—	—	—	—	—	—	(1,748)	(1,748)	(109)	(1,857)
Balances at March 31, 2016	—	$—	101,486,814	$1,015	$2,730,163	$(211,227)	$(4,068)	$2,515,883	$211,048	$2,726,931

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,049)	$(17,393)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43,630	26,012
Amortization of net origination fees	—	16
Amortization of mortgage loan discounts	5,308	220
Amortization of deferred financing costs	3,122	5,039
Share-based compensation	387	—
Equity in income of unconsolidated joint ventures	(197)	(93)
Bad debt expense	2,195	639
Net gain on sales of real estate	(1,384)	(401)
Gain on loan conversions, net	(337)	—
Gain on sale of marketable securities	—	(288)
Unrealized losses from derivative instruments	302	104
Impairment of real estate assets	30	178
Net changes in operating assets and liabilities:
Restricted cash	(8,487)	(2,163)
Other assets	(6)	(5,769)
Accounts payable and accrued expenses	(22,551)	3,761
Resident prepaid rent and security deposits	368	2,681
Borrower deposits and other liabilities	(318)	956
Net cash (used in) provided by operating activities	(24,987)	13,499

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the Merger and CAH Reorganization, net	57,254	—
Acquisition of real estate properties	(1,790)	(80,078)
Capital expenditures for real estate properties	(25,058)	(25,967)
Proceeds from sales of real estate	48,403	13,884
Proceeds from sales of loans and other proceeds on loans	9,334	—
Proceeds from sales of marketable securities	—	4,430
Distributions from unconsolidated joint ventures	460	3,151
Investment in purchased loans receivable	—	(33,942)
Repayments of principal on loans receivable	—	39,697
Net disbursements on originated loans	—	(63,954)
Payment of leasing costs	(2,258)	(1,621)
Net cash provided by (used in) investing activities	86,345	(144,400)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured credit facilities	$42,374	$149,418
Payments of secured credit facilities	(2,039)	(14,148)
Payments on master repurchase facility	(6,894)	—
Payments on mortgage loans	(1,759)	(1,406)
Payment of financing costs	89	(575)
Change in escrow reserves for credit facilities, net	982	102
Change in escrow reserves for mortgage loans, net	—	438
Repurchases of common shares	(44,550)	—
Contributions from non-controlling interests	141	—
Distributions to non-controlling interests	(215)	—
Proceeds from issuance of preferred shares	—	125
Redemption of preferred shares	(607)	—
Payment of offering costs	(11,871)	(2,422)
Net cash (used in) provided by financing activities	(24,349)	131,532
Net increase in cash and cash equivalents	37,009	631
Cash and cash equivalents at beginning of the period	162,090	223,857
Cash and cash equivalents at end of the period	$199,099	$224,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$30,764	$10,696
Cash paid for income taxes	$245	$61

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,509	$2,821
Loan basis converted to real estate properties	$28,075	$—
Accrued dividends to common shareholders	$23,849	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Note 1.  Organization and Operations

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P., the “Operating Partnership”), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization, other than us.

The Merger

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

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 units in our operating partnership (“OP Units”). The OP Units are redeemable at the election of the holder upon the expiration of a specified lock-up period, and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements of SWAY and CAH, unaudited pro forma financial information and notes thereto included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

As of December 31, 2015, CAH held a controlling interest in Colony American Finance (“CAF”), a specialty residential finance company that originates loans to small to midsize aggregators of single-family residential (“SFR”) homes.  In connection with the Merger, CAF was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in March 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, this takes into account our limited investments in multi-family properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years following purchase. In addition, we have a portfolio of non-performing loans (“NPLs”) which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then be sold. We have determined to exit the NPL business line and explore options for the disposition of this portfolio in the near future.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.2% of the outstanding OP Units as of March 31, 2016.

We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which holds all of our NPL investments. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 condensed consolidated balance sheet was derived from CAH’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of March 31, 2016, and the results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and 2015. The interim results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016, and CAH’s consolidated financial statements and notes thereto included in Exhibit 99.1 to Form 8-K/A, as filed with the SEC on March 25, 2016.

We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

As described in Note 7. Debt, in June 2015, we entered into a mortgage loan arrangement with JPMorgan. JPMorgan transferred the loan into a trust that issued and sold pass-through certificates approximating the principal amount of the mortgage loan, and we purchased the Class G certificate. We have evaluated the purchased Class G certificate as a variable interest in the trust and concluded that the Class G certificate will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Additionally, we have concluded that the Class G certificate does not provide us with the ability to direct activities that could impact the trust’s economic performance. Accordingly, we do not consolidate the trust and have recorded a mortgage loan liability of $673.3 million and $673.4 million at March 31, 2016 and December 31, 2015, respectively, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the $33.7 million purchased Class G certificate has been included and reflected as an asset-backed securitization certificate in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

At the date of the Merger, SWAY was party to a similar mortgage loan arrangement with JPMorgan, which included a retained Class G certificate. Based on our evaluation of the Class G certificate as a variable interest in the trust and our determination that we are not the primary beneficiary of the trust, we do not consolidate the trust and have recorded a mortgage loan liability of $529.0 million at March 31, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the $26.6 million purchased Class G certificate has been reflected as an asset-backed securitization certificate in the accompanying condensed consolidated balance sheets as of March 31, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Marketing Association (“Fannie Mae”). Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investments to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three months ended March 31, 2016 and 2015.

Non-controlling interests represent (1) the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us and (2) the interests in our operating partnership held by Starwood Capital Group as a result of the 6,400,000 OP Units issued in the Internalization. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets. In addition, the accompanying condensed consolidated statements of operations include the allocation of the net income or loss attributable to the non-controlling interest holders.

Segment Information

As of March 31, 2016, we are comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

As of December 31, 2015 and during the three months ended March 31, 2015, we determined that we had two reportable segments: (1) our portfolio of SFR homes and (2) single-family real estate loans, which included originated and acquired debt issued to single-family residential property investors through our CAF subsidiary.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

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

The most significant estimates that we make are of the fair value of our properties and NPLs with regards to impairment. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, which are significantly informed by the fair value of the underlying collateral property. These property fair values are determined using similar methodologies described above.

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

Investments in Real Estate

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business within the scope of ASC 805, “Business Combinations.” We record property acquired with an existing lease as a business combination. For property acquisitions accounted for as business combinations, the land building and improvements and the existing lease are recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred. We account for property acquired not subject to an existing lease as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, allocated between land and building and improvements based upon their relative fair values at the date of acquisition. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets.

We determine fair value based value based on ASC 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize various valuation studies, our own market knowledge, and published market data to estimate fair value of the assets acquired. We determine the fair value of acquired in-place leases based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with rents above or below current market rates.

The nature of our business requires that in certain circumstances properties are acquired subject to existing liens. Liens that are expected to be extinguished in cash are estimated and accrued on the date of acquisition and recorded as a cost of the property.

Expenditures incurred to prepare the acquired properties to be rented that improve or extend the life of the asset, including construction overhead, personnel and other allocated direct costs, along with related holding costs during the renovation period are capitalized and depreciated over their estimated useful life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees.  Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and homeowners’ association (“HOA”) fees dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We evaluate cash flows and determine impairments on a per-unit basis, which is generally a single home but may include a single property with multiple housing units. In making this determination, we review, among other things, current and estimated future rental revenues associated with each home or property, market information for each sub-market, including competition levels, foreclosure levels, leasing trends, lease rates, and the market prices of similar homes currently being offered for sale; and known or probable events indicating that the carrying value may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. Since impairment of homes classified as held for use in our operations is evaluated on the basis of undiscounted cash flows, the carrying values of certain homes may exceed their fair value but no impairment loss is recognized as long as the carrying are recoverable from future cash flows. However, if homes classified as held for use were subsequently classified as held for sale, they would be required to be measured at fair value less costs to sell, and the resulting impairment losses could be material.

To determine the estimated fair value, we primarily consider local broker-pricing opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by the FASB ASC 820, “Fair Value Measurements.” Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. As a further review, or in instances where a current BPO is not available, we order an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider. In instances where we have both an AVM value and current BPO value for a property, we compare the AVM value to the BPO value and, if they differ beyond a tolerated threshold, which we define as ten percent, an internal evaluation is used as our estimated value. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

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

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as held for sale in the condensed consolidated financial statements. The properties that are classified as held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended March 31, 2016 and 2015, we recorded impairment charges of $30,000 and $0.2 million, respectively, related to assets classified as held for sale.

Non-Performing Loans

As a result of the Merger, we acquired NPLs which we seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution processes (e.g. through a deed-in-lieu of foreclosure transaction) that can then be sold. Our NPLs have been placed on nonaccrual status as they were acquired primarily for the economic benefit of ownership of the underlying collateral or there is significant uncertainty regarding future cash flows. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property.

Loans are classified as held for sale when they meet the applicable GAAP criteria, including that the loan is being actively marketed for sale and that it is ready to be sold. Held-for-sale loans are reported at the lower of their carrying amount or estimated sales value, net of transaction costs.

We evaluate our loans for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying collateral property to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize local BPOs but also consider any other comparable home sales or other market data, as considered necessary, in estimating a collateral property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan, inclusive of costs.  During the three months ended March 31, 2016, no impairments have been recorded on any of our loans.

When we convert loans into homes through foreclosure or other resolution processes and have obtained title to the property, the property is initially recorded at fair value. The fair value of these assets at the time of loan conversion is estimated using BPOs.

Gains are recognized in earnings immediately when the fair value of the acquired property exceeds our recorded investment in the loan, and these gains are reported as income (expense) on non-performing loans, net in our condensed consolidated statements of operations. Conversely, any excess of the recorded investment in the loan over the fair value of the property would be immediately recognized as a loss.

In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as income (expense) on non-performing loans, net.

Upon the sale of SFRs that were converted from NPLs, we recognize the resulting gain or loss as income (expense) on non-performing loans, net.

Leasing Costs

We defer direct and incremental costs incurred to lease the properties and amortize them over the term of the lease, usually one year. Amortization of leasing costs is included in depreciation and amortization expense.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets, net in our condensed consolidated balance sheets.

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

As required by ASC Topic 815, “Derivatives and Hedging,” we record all derivatives in the condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in other expense, net in our condensed consolidated statements of operations.

Convertible Notes

ASC Topic 470-20, “Debt with Conversion and Other Options,” requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the Merger, we adjusted our convertible senior notes to estimated fair value based on our nonconvertible debt borrowing rate as of the Merger date. The resulting discount from the outstanding principal balance is being amortized using the effective interest rate method over the periods to maturity as noncash interest expense as the notes accrete to their par value.

Transfers of Financial Assets

We may periodically sell our financial assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, “Transfers and Servicing,” which is based on a financial components approach that focuses on control. Under this approach, if a transfer of financial assets meets the criteria for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control – an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. Transfers that do not qualify for sales treatment are accounted for as secured financing arrangements. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset.

Revenue Recognition

Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.2 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we incurred bad debt expense of $2.2 million and $0.6 million, respectively.

We recognize sales of real estate when a sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to us for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs and convertible senior notes, except when doing so would be anti-dilutive.

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

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 13, Income Taxes.  We recorded tax expense of approximately $0.2 million during the three months ended March 31, 2016  and recorded a tax benefit of approximately $11,000 for the three months ended March 31, 2015, respectively.

Fair Value Measurement

We estimate the fair value of financial assets and liabilities using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value, as defined in ASC 820, are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

We record certain financial instruments at fair value on a recurring basis when required by GAAP. Certain other real estate assets are measured at fair value on a non-recurring basis. We have not elected the fair value option for any other financial instruments, which are carried at cost with fair value disclosed where reasonably estimable (see Note 11. Fair Value Measurements).

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three months ended March 31, 2015, we reclassified $1.3 million of HOA dues and related expenses from property operating expenses to real estate taxes, insurance and HOA costs in the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Geographic Concentrations

We hold significant concentrations of homes in the following states in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	March 31,	December 31,
Market	2016	2015
Southern California	15%	21%
Atlanta	13%	13%
Miami	13%	7%
Tampa	9%	10%

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts generally are excluded from the scope of this guidance. During 2015 various amendments were made and this standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of an annual reporting period beginning after December 15, 2016. We do not anticipate that the adoption of ASU 2015-14 will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The guidance supersedes previously issued guidance under ASC Topic 840 Leases. This standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating this new standard.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard amends the consolidation guidance in ASC 810 and significantly changes the consolidation analysis required under current GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted ASU 2015-2 effective January 1, 2016 and it did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted, but all of the guidance must be adopted in the same period. We do not anticipate this standard to have a material impact on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship, provided that all other hedge criteria continue to be met. This standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate this standard to have a material impact on our financial position, results of operations and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our home portfolio for the three months ended March 31, 2016 (in thousands)(1):

Balance as of December 31, 2015	$3,498,221
Acquisitions related to Merger	2,565,898
Acquisitions	1,790
Real estate converted from loans	28,412
Capitalized expenditures	23,235
Basis of real estate sold	(47,020)
Impairment of real estate	(30)
Balance as of March 31, 2016	$6,070,506

(1)

Excludes accumulated depreciation related to investments in real estate as of March 31, 2016, and December 31, 2015 of $248.8 million and $207.8 million, respectively; and excludes accumulated depreciation on assets held for sale as of March 31, 2016 and December 31, 2015, of $1.8 million and $0.8 million, respectively. Total depreciation and amortization expense related to real estate assets for the three months ended March 31, 2016 was $43.4 million. Total depreciation and amortization expense for the three months ended March 31, 2015 was $25.8 million.

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 SFRs primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for the ownership interest using the equity method. As of March 31, 2016 and December 31, 2015, the joint venture owned 897 and 939 SFRs, respectively.

Note 5. Non-Performing Loans and Loans Receivable

Non-Performing Loans

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly-owned with Prime. We hold a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary's day-to-day operations. Should this subsidiary realize future returns in excess of specific thresholds, Prime may receive incremental incentive distributions in excess of their ownership interest.

The following table summarizes transactions within our NPLs for the three months ended March 31, 2016:

(in thousands)	NPLs
Balance as of December 31, 2015	$—
Acquisitions related to Merger	402,339
Loans converted to real estate	(28,075)
Loan liquidations and other basis adjustments	(9,334)
Balance as of March 31, 2016	$364,930

The total unpaid principal balance for our first-lien NPL portfolio as of March 31, 2016 was $524.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

The following tables summarizes transactions resulting in income and expense within our NPLs for the three months ended March 31, 2016:

Three Months Ended
(in thousands)	March 31, 2016
Realized gain on non-performing loans	$1,259
Realized gain on loan conversions	337
Non-performing loan management fees and expenses	(10,194)
Income (expense) on non-performing loans, net	$(8,598)

Loans Receivable

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary, which included 131 single-family residential term loans (typically five or 10-year terms) with a carrying value of $482.7 million and 460 bridge loans (typically six to 24 month terms) with a carrying value of $163.8 million. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF as of March 31, 2016.

Note 6. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	March 31,	December 31,
	2016	2015
Deferred financing costs, net	$6,083	$9,816
Deposits	4,477	3,083
Deferred leasing costs, net	3,513	1,651
Receivables, net - single-family residential rentals	24,891	1,296
Receivables, net - single-family real estate loans	—	8,760
Prepaid expenses	17,120	11,540
Other	10,140	6,013
Total other assets	$66,224	$42,159

Note 7. Debt

Senior SFR Facilities

JPMorgan

We are party to an $800.0 million secured revolving credit facility with JPMorgan and a syndicate of lenders (the “JPMorgan Facility”). Borrowings under the JPMorgan Facility accrue interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.00%. In addition, we pay a monthly fee equal to 0.50% of the unused commitment, increasing to 1.00% if the unused commitment amount is greater than $400.0 million. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of March 31, 2016 and December 31, 2015, approximately $507.6 million and $477.3 million, respectively, was outstanding under the JPMorgan Facility and $292.4 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the three months ended March 31, 2016 and the year ended December 31, 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s $1.0 billion secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. As of March 31, 2016 approximately $751.3 million was outstanding under the CitiBank Facility and $248.7 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the three months ended March 31, 2016 was 3.4%.

All amounts outstanding under the JPMorgan Facility and the CitiBank Facility (together, the “Senior SFR Facilities”) are collateralized by the equity interests in certain of our property owning subsidiaries, or pledged subsidiaries. The pledged subsidiaries are separate legal entities, but continue to be reported in our consolidated financial statements. As long as the Senior SFR Facilities are outstanding, the assets of the respective pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or us.

The Senior SFR Facilities contain certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels, as defined in the respective credit agreements. As of March 31, 2016, the entities subject to these covenants were in compliance.

The Senior SFR Facilities also provide for the restriction of cash whereby we must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries’ portfolios. The agreement also contains customary events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Master Repurchase Agreements

Deutsche Bank

In connection with the Merger, we assumed SWAY’s liability, (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG. The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property by Prime.  The repurchase agreement provided for maximum borrowings of up to $267.5 million as of March 31, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, subject to a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured, among other things, by equity interests in certain of our Prime joint venture entities.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of March 31, 2016, the outstanding balance on this facility was approximately $267.5 million.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth and maximum leverage ratio. As of March 31, 2016, we were in compliance with these covenants.

Credit Suisse

As of December 31, 2015, we were a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC and two other banks (the “Lenders”) to finance originated and acquired term loans for our single-family real estate loans operations under CAF (the “CAF MRA Facility”). This facility was a revolving line with interest at LIBOR plus a spread ranging from 2.85% to 3.75%, depending upon the Lender.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF, or the CAF MRA Facility, as of March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Convertible Senior Notes

In connection with the Merger, we assumed the Convertible Senior Notes as defined below.

In July 2014, SWAY issued $230.0 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year. The 2019 Convertible Notes will mature on July 1, 2019.

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Senior Notes”).  Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year. The 2017 Convertible Notes will mature on October 15, 2017.

The following tables summarize the terms of the Convertible Senior Notes outstanding as of March 31, 2016 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	9.22%	33.2934	10/15/17	1.54 years
2019 Convertible Notes	$230,000	3.00%	11.06%	31.0870	7/1/19	3.25 years

March 31,
2016
Total principal	$402,500
Net unamortized fair value adjustment	(60,788)
Carrying amount of debt components	$341,712

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in capital.
(2)

We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at March 31, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. The if-converted value of the Convertible Senior Notes did not exceed their principal amount at March 31, 2016 since the closing market price of our common shares of $24.75 per share did not exceed the implicit conversion price of $32.17 for the 2019 Convertible Notes or $30.04 for the 2017 Convertible Notes.

Terms of Conversion

As of March 31, 2016, the conversion rate applicable to the 2019 Convertible Notes was 31.0870 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $32.17 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of March 31, 2016, the conversion rate applicable to the 2017 Convertible Notes was 33.2934 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $30.04 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Notes Trustee.  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

Mortgage Loans

During the years ended December 31, 2015 and 2014, we and SWAY completed mortgage loans transactions, each of which involved the issuance and sale in a private offering of single-family rental pass-through certificates (“Certificates”) issued by a trust (a “Trust”) established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of single-family homes operated as rental properties (“Properties”) contributed to a newly-formed special purpose entity (“SPE”) indirectly owned by us.

The assets of each Trust consist primarily of a single componentized promissory note issued by an SPE (“Borrower”), evidencing a mortgage (“Loan”). Each Loan has a two-year term with three 12-month extension options and is guaranteed by the Borrower’s sole member (the “Equity Owner”), also an SPE owned by us. Each Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on its Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower.

Each Loan agreement is between JPMorgan Chase Bank, National Association (the “Loan Seller”) and the Borrower.  The Loan Seller sold each Loan to a separate wholly owned subsidiary of ours (each a “Depositor”), which then transferred the Loan to the trustee of a Trust in exchange for the issuance of the Certificates.

In addition to the Certificates sold to investors in each offering (the “Offered Certificates”), two of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into six or seven components, each of which corresponds to one class of Certificates and had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		March 31,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2016	2015
CAH 2014-1	April 2014	May 2019	1.78%	(2)	$499,963	$501,641
CAH 2014-2	June 2014	July 2019	1.73%		553,698	553,698
CAH 2015-1	June 2015	July 2020	1.97%		673,275	673,357
SWAY 2014	December 2014	January 2020	2.36%		529,011	—
					2,255,947	1,728,696
Deferred financing costs					(32,447)	(34,645)
Unamortized discount					(4,547)	(3,133)
Carrying value					$2,218,953	$1,690,918

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.

Each Loan is secured by first-priority mortgages on the Properties, which are owned by the Borrower. Each Loan is also secured by a first-priority pledge of the equity interests of the Borrower. The Loan agreements requires that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding. The Loan agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Lender.

We evaluated the accounting for the mortgage loan transactions under ASC 860, “Transfers and Servicing.” Specifically, we considered ASC 860-10-40-4 in determining whether each Depositor had surrendered control over the Loan as part of transferring it to the mortgage loan trustee. In this evaluation, we first considered and concluded that the transferee (i.e., trustee), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan.  Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

We have also evaluated the transfer of the Loan from the Depositor to the mortgage loan trustee under ASC 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the mortgage loan transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates, and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls, or otherwise.  Accordingly, we have concluded that the transfer of each Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC 860-10-40-4 through ASC 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC 860-20.  As such, our condensed consolidated financial statements, through the Borrowers, our consolidated subsidiaries, reflect the Properties at historical cost basis and a loan payable is be recorded in an amount equal to the principal balance outstanding on each Loan.

We have also evaluated the purchased Class G certificates as a variable interest in the respective Trust and concluded that the Class G certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Class G certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts and consolidate, at historical cost basis, the homes placed as collateral for each Loan and have included the Class G certificates in the net mortgage loan liability at March 31, 2016 and December 31, 2015, in the accompanying condensed consolidated balance sheets.  Separately, the  $60.2 million and $26.6 million of purchased Class G certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 12. Derivatives and Hedging for the details of our derivative financial instruments.

Secured Notes

In October 2015, CAF completed a mortgage loan transaction backed by 69 single-family residential term loans made to multiple borrowers. CAF issued, through a subsidiary, $223.9 million of five- and ten-year term non-recourse mortgage-backed notes with a blended rate of 3.51% (the “Secured Notes”). The loan arranger for the Secured Notes subsequently transferred them into a trust that issued and sold pass-through certificates approximating the principal amount of the Secured Notes.  As of December 31, 2015, the balance of the Secured Notes was $215.6 million.  Concurrent with the Merger, CAF was spun out to CAH investors and therefore we do not own an interest in CAF, or the Secured Notes, as of March 31, 2016.

Total Borrowings

As of March 31, 2016, we had total outstanding borrowings of $4.1 billion, of which borrowings under our Senior SFR Facilities and master repurchase agreements were $1.5 billion, the total recorded amount related to mortgage loans were $2.2 billion and the total recorded amount related to the Convertible Senior Notes was $341.7 million. As of March 31, 2016, we had approximately $52.8 million in gross deferred financing costs.  We amortize these costs using the effective interest rate method. As of March 31, 2016, we are in compliance with all of our debt facility requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Gross interest cost	$39,568	$19,089
Capitalized interest	208	1,213
Interest expense	$39,360	$17,876

The following table summarizes the contractual maturities of our debt as of March 31, 2016 (in thousands):

Year
2016	$1,072,100
2017	2,901,730
2018	—
2019	230,000
2020	—
Thereafter	—
Total	$4,203,830

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Note 8. Net Loss per Share

As of the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2016	2015
Numerator:
Net loss attributable to common shareholders	$(44,199)	$(10,925)
Denominator:
Basic and diluted weighted-average shares outstanding	102,066,754	64,869,526
Earnings (loss) per share:
Basic and diluted net loss per share	$(0.43)	$(0.17)

The dilutive effect of outstanding RSUs is calculated using the treasury share method, which includes consideration of share-based compensation required by GAAP. As we reported a net loss for the three months ended March 31, 2016, and the corresponding period of 2015, both basic and diluted net loss per share are the same.

For the three months ended March 31, 2016, 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses. For the three months ended March 31, 2015, there were no RSUs to exclude from the computation of diluted net loss per share.

For the three months ended March 31, 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash.

Note 9. Share-Based Compensation

In connection with the Merger, we assumed (1) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of the Manager, (2) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and, together with the Equity Plan, the “Equity Plans”), which provided for the issuance of our common shares and common share-based awards to the Manager, and (3) the Starwood Waypoint  Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provides for the issuance of common shares and common share-based awards to our independent trustees. All unvested RSUs and restricted shares issued pursuant to the Equity Plans and the Non-Executive Trustee Share Plan prior to the Merger became fully-vested upon the completion of the Merger. The Manager Equity Plan was terminated in connection with the completion of the Merger on January 5, 2016.

During the three months ended March 31, 2016, we granted 523,009 new RSUs to certain employees which vest over four years ending in March 2020, no RSUs vested and no RSUs were forfeited. During the three months ended March 31, 2016, we granted 19,247 new restricted shares to our non-executive trustees, including 3,903 restricted shares granted to members of our board of trustees in lieu of trustee fees for an aggregate costs of approximately $0.1 million, 3,903 shares vested and no shares were forfeited. The remaining 15,344 awards of restricted shares vest in one annual installment in March 2017.

After giving effect to activity described above and summarized in the table below, we have 1,173,276 and 134,849 shares available for grant as of March 31, 2016, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

The following table summarizes our RSUs and restricted share awards activity during the three months ended March 31, 2016:

Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date		Grant date		Grant date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2015	—	$—	—	$—	—	$—
Granted	523,009	$24.33	19,247	$22.81	542,256	$24.28
Vested	—	$—	(3,903)	$22.81	(3,903)	$22.81
Forfeited	—	$—	—	$—	—	$—
Nonvested shares, March 31, 2016	523,009	$24.33	15,344	$22.81	538,353	$24.29

During the three months ended March 31, 2016, we recorded $0.4 million of share-based compensation expense, on our condensed consolidated statements of operations. During the three months ended March 31, 2015, there was no share-based compensation expense recorded on our condensed consolidated statements of operations. As of March 31, 2016, $12.1 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 3.9 years.

Equity Transactions

As discussed in Note 1, as consideration for the Merger, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. In addition, upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to the Operating Partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder upon the expiration of a specified lock-up period, and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis.

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our outstanding common shares through May 6, 2017. During the three months ended March 31, 2016, we repurchased approximately 2.0 million of our shares for $44.6 million. As of March 31, 2016, up to $197.2 million may yet be purchased under the program.

On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.

Note 10. Related-Party Transactions

Transition Services Agreement

On November 4, 2014, we completed the internalization (the “Management Internalization”) of our third-party management company (“CAH Manager”). CAH Manager was a majority-owned indirect subsidiary of Colony Capital, LLC (“Colony Capital”). Upon the closing of the Management Internalization, we entered into a transition services agreement with Colony Capital to obtain the services of certain administrative personnel. Pursuant to this agreement, we were provided with dedicated personnel to staff general and administrative functions necessary for its operations. The agreement also allowed certain Colony Capital senior management personnel to serve as officers of CAH. In accordance with the transition services agreement, we reimbursed Colony Capital for all compensation and benefits and costs associated with the employees dedicated to its operations. The transition services agreement terminated in January 2016 upon the consummation of the Merger. For the three months ended March 31, 2016 we did not incur any transition services fees. For the three months ended March 31, 2015, we incurred $1.1 million of transition services fees, which are included in general and administrative expenses. Any unpaid fees and costs are included in related-party payables in the accompanying condensed consolidated balance sheets.

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly-owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended March 31, 2016 and 2015, we earned management fees of approximately $0.7 million and $0.7 million, respectively. Management fees earned

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earn fees for the operation and management of properties owned by multiple private funds. These fees are included in other income in the accompanying condensed consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the three months ended March 31, 2016, we earned management fees under this agreement of approximately $2.2 million.

Note 11. Fair Value Measurements

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair values (see Note 2. Basis of Presentation and Significant Accounting Policies). GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.

Cash and Cash Equivalents, Resident and Other Receivables, Restricted Cash, and Purchase Deposits

Fair values of cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits approximate carrying values due to their short-term nature. These valuations have been classified as Level II.

Our interest rate derivative contracts are recorded at fair value on a recurring basis and are classified in Level II. See Note 12. Derivatives and Hedging.

Our assets measured at fair value on a nonrecurring basis include investments in real estate for which we have recorded impairments. See Note 2. Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate.

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended
	March 31,
Residential real estate held for use (Level III)	2016	2015
Pre-impairment carrying amount	$312	$2,445
Total impairments	(30)	(178)
Fair value	$282	$2,267

For a summary of our activity for our real estate during the three months ended March 31, 2016, refer to Note 3. Real Estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		March 31, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the condensed consolidated balance sheet at fair value
Loans receivable, net	Level III	$—	$—	$646,479	$654,285
Non-performing loans	Level III	364,930	364,930	—	—
Asset-backed securitization certificates	Level III	60,242	60,242	33,689	33,689
Total assets		$425,172	$425,172	$680,168	$687,974
Liabilities not carried on the condensed consolidated balance sheet at fair value
Secured credit facilities	Level III	$1,258,920	$1,258,920	$477,284	$477,284
Master repurchase facility	Level III	267,547	267,547	167,348	167,348
Mortgage loans, net	Level III	2,218,953	2,218,953	1,690,918	1,690,918
Convertible senior notes, net	Level III	341,712	341,555	—	—
Secured notes, net	Level III	—	—	215,634	215,634
Total liabilities		$4,087,132	$4,086,975	$2,551,184	$2,551,184

Fair values of loans receivable at December 31, 2015 were estimated using Level III inputs such as discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, dealer quotes, and other quantitative and qualitative factors.

The carrying values of our asset-backed securitization certificates, secured credit facilities, master repurchase agreement, secured notes and asset-backed securitizations approximate their fair values as they were recently obtained or have their terms recently amended, and their interest rates reflect market rates since they are indexed to LIBOR. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

Note 12. Derivatives and Hedging

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate Loans and Senior SFR Facilities. Interest rate swaps involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contracts.

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed Loans (see Note 7. Debt). These interest rate caps were partially designated as cash flow hedges. Each of the interest rate caps has a strike rate on one-month LIBOR of 2.08% to 3.62% and all expire between July 2016 and July 2017.

In February 2016, we entered into interest rate swap contracts on approximately $1.6 billion of variable rate Loans. These swap contracts effectively convert approximately $1.6 billion of floating rate debt with a weighted average interest rate of LIBOR plus 1.91% to an effective fixed interest rate of 2.75% for three years. At the same time, we de-designated three of our interest rate caps.

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting are recorded in other comprehensive income, resulting in an unrealized loss of $1.9 million and an unrealized gain of $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Non-Designated Hedges

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which we did not elect to designate as accounting hedges. We do not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

to manage the economic risk of changes in interest rates. Changes in the fair value of derivatives not designated as accounting hedges are recorded in other loss, net in the accompanying consolidated statements of operations.

A portion of the notional amounts of interest rate caps in connection with our mortgage loans are not designated as accounting hedges. In addition, we entered into interest rate caps in connection with each of the draws from the JPMorgan Facility, which are not designated as accounting hedges. For the three months ended March 31, 2016 and 2015, unrealized losses of $0.3 million and $0.1 million, respectively, are included in other loss, net in the accompanying condensed consolidated statements of operations for our non-designated interest rate cap hedges.

In periods prior to the Merger, we utilized interest rate swaps and futures as economic hedges for our portfolio of loans held for investment by our CAF subsidiary and secured financing facility, which were not designated as accounting hedges. For the three months ended March 31, 2015, net unrealized gains of $3.8 million, are included in other loss, net in the condensed consolidated statements of operations related to our non-designated interest rate swaps and futures.

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	March 31, 2016				December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps—asset-backed securitizations	$443,682	$15	$—	$—	$1,544,361	$192	$—	$—
Interest rate swaps—asset-backed securitizations	—	—	1,600,000	1,987	—	—	—	—
Total derivatives designated as hedging instruments	443,682	15	1,600,000	1,987	1,544,361	192	—	—
Derivatives not designated as hedging instruments:
Interest rate caps—mortgage loans	2,364,075	25	—	—	159,680	17	—	—
Interest rate caps—secured credit facility	500,000	—	—	—	500,000	—	—	—
Interest rate swaps and futures—loans receivable and secured financing facility	—	—	—	—	118,390	91	74,862	1,042
Total derivatives not designated as hedging instruments	2,864,075	25	—	—	778,070	108	74,862	1,042
Total	$3,307,757	$40	$1,600,000	$1,987	$2,322,431	$300	$74,862	$1,042

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Note 13. Income Taxes

Our TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of our income tax expense (benefit):

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Current
Federal	$75	$—
State	170	54
Total current tax expense	245	54
Deferred
Federal	—	(55)
State	—	(10)
Total deferred tax benefit	—	(65)
Total income tax (benefit) expense	$245	$(11)

Deferred tax assets of $1.3 million and $1.3 million are included in other assets, net as of March 31, 2016 and December 31, 2015, respectively. Deferred tax assets arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate.

Note 14. Commitments and Contingencies

Re-Performing Loans

On September 30, 2015 we entered into an agreement to sell a portfolio of re-performing loans in an open market transaction with a third-party acquirer. This transaction included a customary clause providing the buyer a right to require us to cure or repurchase certain of the loans within 180 days of the transaction date. On March 30, 2016, we received a cure or repurchase notice from the acquirer requesting a resolution of approximately $3.8 million of loans. We are pursuing resolution of this matter through the means provided for under the terms of the sale agreement, which may include repurchase of certain loans or payment of certain amounts.

Purchase Commitments

As of March 31, 2016, we had executed agreements to purchase an additional 75 homes in separate transactions for an aggregate purchase price of $11.8 million.

Legal and Regulatory

Between October 26, 2015 and October 28, 2015, our board of trustees received two litigation demand letters on behalf of our purported shareholders. The letters alleged, among other things, that our trustees breached their fiduciary duties by approving the Merger and the Internalization, and demanded that our board of trustees take action, including by pursuing litigation against our trustees. Our board of trustees referred these letters to the special committee of our board of trustees formed in connection with the Internalization for review and a recommendation. On November 5, 2015, after considering the allegations made in the letters, and upon the recommendation of the special committee, our board of trustees (with Barry Sternlicht, Douglas R. Brien and Andrew J. Sossen recusing themselves) voted to reject the demands.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016. We believe that this action has no merit and intend to defend vigorously against it.

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

Note 15. Business Combination

SWAY, CAH and certain of their subsidiaries and certain investors in CAH entered into a Merger Agreement dated as of September 21, 2015 (see Note 1. Organization and Operations). Effective January 5, 2016, CAH merged with and into a subsidiary of SWAY, which was the surviving entity in the Merger. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger.

The Merger was accounted for as a business combination in accordance with ASC 805.  CAH was designated as the accounting acquirer, resulting in a reverse acquisition of SWAY. The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of SWAY were recorded at their respective fair values at the date of the Merger. While consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CAH did not issue any consideration in the Merger. Accordingly, the fair value of the consideration transferred was measured based on the number of equity interests CAH would have had to issue to give the shareholders of SWAY the same percentage interest in the combined company as a result of the reverse acquisition. Accordingly, the estimated fair value of the consideration transferred and non-controlling interests assumed was approximately $1.3 billion, which was based upon the estimated fair value of CAH’s equity interests, giving consideration to: (i) the estimated fair value of SWAY’s net assets and CAH’s net assets used to negotiate the Merger consideration; (ii) SWAY’s observable public share price, as adjusted for an implied control premium; and (iii) other factors. Our condensed consolidated financial statements issued after the Merger reflect these fair value adjustments and the combined results of operations subsequent to the date of the Merger. Since CAH was designated as the accounting acquirer, its historical financial statements for periods prior to January 5, 2016 only represent the historical financial information of CAH and its consolidated subsidiaries, including CAF prior to its spin-off.

The total purchase price has been allocated based upon (1) the amounts reported in the SWAY historical financial statements for any assets that were reported at fair value in accordance with SWAY’s historical accounting policies or (2) management’s preliminary estimates of fair value. Management’s preliminary estimates of fair value for SWAY’s investments in real estate properties was based upon a progressive method which incorporated three value sources: AVMs, BPOs and internal desktop evaluations.

The fair value of SWAY’s investments in NPLs was determined using estimated net sale proceeds of the NPL portfolio based on market pricing information obtained from various third-party market participants.

The fair value of SWAY’s debt was determined by comparison of contractual terms of SWAY’s existing debt obligations to the then current market rates on a risk-adjusted basis. The associated future debt cash flows were then discounted back to present value to arrive at an estimated fair value of SWAY’s debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

The allocation to SWAY’s tangible and intangible assets and liabilities under this methodology is as follows:

(in thousands)
Fair value of SWAY common shares issued	$1,280,777
Assets acquired:
Land and land improvements	785,434
Buildings and building improvements	1,755,806
Furniture, fixtures and equipment	24,545
Cash and cash equivalents	87,702
Restricted cash	86,681
Resident and other receivables, net	17,728
Non-performing loans	402,339
Asset-backed securitization certificates	26,553
Other assets	19,285
Liabilities assumed:
Accounts payable and accrued expenses	(72,452)
Resident prepaid rent and security deposits	(23,151)
Secured credit facility	(741,207)
Master repurchase facility	(274,441)
Convertible senior notes, net	(336,739)
Mortgage loans, net	(527,262)
Non-controlling interests	(214,081)
Net assets acquired	1,016,740
Goodwill	$264,037

These allocations are management’s estimates of fair value, which are preliminary as of March 31, 2016 and are subject to change. The goodwill recorded is primarily attributable to the synergies expected to arise after the Internalization and the Merger.

We incurred $23.5 million of transaction-related expenses related to the Merger during the three months ended March 31, 2016 and $7.1 million for the year ended December 31, 2015. Transaction-related expenses are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third-party costs.

The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2015:

Three Months Ended
(in thousands, except per share data)	March 31, 2015
Total revenue	$133,121
Net loss attributable to common shareholders	4,632

Net loss per common share, basic and diluted	$0.04
Weighted-average common shares outstanding, basic and diluted	103,499

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data do not include the impact of any synergies that may be achieved from the Internalization, Merger or any strategies that management may consider in order to continue to efficiently manage operations.

Note 16. Subsequent Events

Dividend Declaration

On May 4, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on July 15, 2016 to shareholders of record at the close of business on June 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(Unaudited)

Acquisition of Homes

Subsequent to March 31, 2016, we have continued to purchase and sell homes in the normal course of business. For the period from April 1, 2016 through April 30, 2016, we purchased 11 homes with an aggregate acquisition cost of approximately $1.7 million.

NPL Business

On May 4, 2016, our board of trustees approved a strategic shift to exit from the NPL business. We expect to commence marketing activities and explore disposition options for our NPL portfolio in the near future, and accordingly we expect the operations of our NPL segment to be accounted for as discontinued operations in subsequent periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in Item 1A. Risk Factors included in our Annual Report on Form 10-K, as well as the factors described in this section.

On September 21, 2015, we and CAH announced the signing of the Merger Agreement, to combine the two companies in the Merger.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to the operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder upon the expiration of a specified lock-up period, and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with ASC 805. Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date. The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented.

In addition to the financial statements included herein, you should read and consider the audited financial statements of SWAY and CAH, unaudited pro forma financial information and notes thereto that are included in our Annual Report on Form 10-K that we filed with the SEC on February 29, 2016 and our Current Reports on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years following purchase. In addition, we have a portfolio of NPLs which we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then be sold.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources including MLS listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other SFR companies, government sponsored enterprises, private investors and other financial institutions. We believe favorable prevailing home prices provide us with a substantial market opportunity to acquire residential assets that may generate attractive risk-adjusted returns.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.2% of the outstanding OP Units as of March 31, 2016.

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which holds all of our NPL investments. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and qualify and maintain our qualification as a REIT.

Our Portfolio

As of March 31, 2016, our SFR portfolio consisted of 31,854 owned homes including 30,507 rental homes and 1,347 homes that we do not intend to hold for the long term. As of March, approximately 95.0% of our rental homes were occupied and approximately 95.6% of our stabilized rental homes were occupied. Approximately 91.1% of our rental homes are located in our top ten markets. Additionally, as of March 31, 2016, there were 2,439 homes underlying our portfolio of 2,497 NPLs.

As of March 31, 2016, we had executed agreements to purchase properties in 75 separate transactions for an aggregate purchase price of $11.8 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

The following table provides a summary of our portfolio of SFRs as of March 31, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home	Per Home(4)	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,645	14	5,659	96.3%	96.1%	$127,158	$143,356	$811	2,000	22	2014	$1,258
Miami	3,687	59	3,746	95.1%	93.6%	$205,454	$221,040	828	1,722	39	2015	$1,768
Tampa	3,250	9	3,259	93.8%	93.6%	$159,166	$179,969	587	1,710	31	2014	$1,458
Southern California	2,804	5	2,809	97.1%	96.9%	$271,296	$303,349	852	1,715	41	2013	$1,964
Houston	2,766	8	2,774	94.9%	94.6%	$151,427	$153,514	426	1,935	20	2015	$1,476
Orlando	2,400	16	2,416	95.1%	94.5%	$138,420	$163,202	394	1,736	27	2014	$1,337
Dallas	2,079	32	2,111	95.9%	94.4%	$177,696	$183,566	388	2,111	22	2015	$1,593
Denver	1,920	33	1,953	95.7%	94.1%	$204,585	$221,921	433	1,737	35	2014	$1,674
Las Vegas	1,723	—	1,723	95.4%	95.4%	$188,432	$204,413	352	2,044	17	2013	$1,379
Phoenix	1,346	—	1,346	96.9%	96.9%	$136,989	$151,511	204	1,699	26	2013	$1,122
Top 10 Markets	27,620	176	27,796	95.6%	95.0%	$172,889	$189,779	5,275	1,848	28	2014	$1,505
Northern California	781	—	781	97.8%	97.8%	$227,979	$251,261	196	1,438	47	2014	$1,690
Charlotte-Raleigh	754	—	754	98.1%	98.1%	$186,788	$209,857	158	2,363	13	2014	$1,613
Nashville	191	2	193	95.8%	94.8%	$274,952	$295,275	57	2,632	12	2015	$2,030
Other	972	11	983	92.6%	91.6%	$155,389	$159,473	157	1,613	36	2015	$1,587
Total / Average	30,318	189	30,507	95.6%	95.0%	$174,725	$191,540	$5,843	1,848	29	2014	$1,519

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to major renovation during the home life cycle.

(2)	Excludes 1,347 homes that we do not intend to hold for the long-term.
(3)

We measure homes by the number of rental units as compared to the number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this takes into account our investments in multi-family properties and, we believe, provides a more meaningful measure to investors.

(4)

Includes acquisition costs and actual and estimated upfront renovation costs. Actual renovation costs may exceed estimated renovation costs, and we may acquire homes in the future with different characteristics that result in higher renovation costs. As of March 31, 2016, the average actual and estimated upfront renovation costs per renovated home were approximately $16,800.

(5)	Homes acquired as a result of the Merger reflect an acquisition date of January 5, 2016.
(6)

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

Property Stabilization

Before an acquired property becomes an income-producing, or rent-ready, asset, we must take possession of the property (to the extent it remains occupied by a hold-over property owner), renovate, market and lease the property. We refer to this process as property stabilization. The acquisition of homes involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired homes will affect our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations, and time needed for leasing the home for rental.

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

As of March 31, 2016, the 30,318 homes we owned in our stabilized home portfolio were approximately 95.6% occupied. As of December 31, 2015, the 17,683 homes we owned in our stabilized home portfolio were approximately 95.5% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.2 million of such personnel costs for the three months ended March 31, 2016, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $1.8 million of certain personnel costs which were capitalized for the three months ended March 31, 2016.

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

Many of these NPLs will have entered, or may enter into, foreclosure or similar proceedings, ultimately converting to homes that can then be sold. The costs we incur associated with converting loans generally include real estate taxes, insurance and ongoing property preservation costs on the underlying collateral, loan servicing and asset management and legal. We estimate that such costs typically range between $10,000 and $30,000 per foreclosure. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure. We expect the timeline for these processes to vary significantly, and final resolution could take up to 30 months, but can take as long as three years or more in the most burdensome states with the most difficult foreclosure processes, such as New Jersey and New York (states in which approximately 5.4% and 10.6%, respectively, of our NPLs are located as of March 31, 2016 based on purchase price). The variation in timing could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability to foreclose upon a loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); authorized occupants living in the home; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower actions, home value, and availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that our real estate assets may decline in value in a rising interest rate environment and that our net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt.

We intend to sell homes converted from loans and the state of the real estate market and home prices will determine proceeds from any sale of homes acquired in settlement of loans. We may determine to sell such assets we acquire upon foreclosure if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of NPLs, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of homes acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect our results of homes acquired in settlement of loans.

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

In the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired homes, maintain occupancy in the rest of our portfolio, increase monthly rental rates upon renewal and rollover, and acquire additional homes, both leased and vacant.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and renovate a home, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to market and maintain the home and expenses associated with resident turnover. Certain of these expenses are not under our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate additional volume discounts with third-party service providers and vendors. We also expect to achieve continued reductions in property-related expenses attributable to economies of scale from increased market density as a result of the Merger.

Loan-Related Expenses

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; (2) acquiring homes through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling homes. Prime has contributed less than 1.26% of the cash equity to the joint venture (“Prime’s Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all homes converted from loans through the joint venture. Prime earns a one-time fee from us ( the “Prime Transfer Fee”), equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired:

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

(1)prior to March 1, 2014 equal to 0.167% of the aggregate net asset cost to the venture of such assets then existing; and

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

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. As of March 31, 2016, less than 1% of our homes are serviced by third-party property management companies. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

Corporate Overhead

We incur significant general and administrative costs, including those costs related to being a public company. We expect these costs to decline as a percentage of revenue as our portfolio grows.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data (Unaudited), Note 2. Basis of Presentation and Significant Accounting Policies in our Annual Report on Form 10-K filed on February 29, 2016.

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

Growth of Investment Portfolio

During the three months ended March 31, 2016, we increased our home portfolio by 14,058 homes, net of sales activities, primarily as a result of the Merger. The table below summarizes the growth of our SFR portfolio holdings as of March 31, 2016 and December 31, 2015.

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2016	2015
Total SFR portfolio homes	31,854	17,796

Cost basis of acquired homes(1)	$6,070,507	$3,497,440

(1)

Excludes accumulated depreciation related to investments in real estate as of March 31, 2016 and December 31, 2015 of $248.8 million and $207.8 million, respectively, and accumulated depreciation on assets held for sale as of March 31, 2016 and December 31, 2015 of $1.8 million and $0.8 million, respectively.

Recent Developments

Developments During the First Quarter of 2016

•	On January 5, 2016, we completed the Merger and the Internalization.
•

On January 27, 2016, our board of trustees authorized an increase and extension to the 2015 Program. Under the 2015 Program, we repurchased approximately 2.0 million shares for $44.6 million during the three months ended March 31, 2016.

•

On February 22, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $23.9 million, was made on April 15, 2016 to shareholders of record at the close of business on March 31, 2016.

•	We entered into swap transaction to fix $1.6 billion of variable rate debt at an effective blended interest rate of 2.75% for three years.
•	We realized over 85% of $50 million in annual run-rate synergies identified in connection with the Merger.
•	We achieved Core FFO (as defined below) of $0.40 per share.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 16. Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to March 31, 2016.

Results of Operations

The main components of our net loss of $44.2 million for the three months ended March 31, 2016, as compared to our net loss of $10.9 million for the three months ended March 31, 2015, were as follows:

Revenues

	Three Months Ended March 31,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$130,452	$64,218	$66,234	103%
Other property income	6,044	4,667	1,377	30%
Other income	2,890	4,938	(2,048)	-41%
Total revenues	$139,386	$73,823	$65,563	89%

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

For the three months ended March 31, 2016, we experienced an increase in total revenues of 89% as compared to the same period in 2015. The increase is primarily due to an increase in rental revenues which is primarily attributable to SFR portfolio growth. During the three months ended March 31, 2016, we increased our SFR home portfolio by 14,058 homes, net of sales activities, primarily as result of the Merger. Other property income includes tenant charge backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and operation and management of the assets of multiple private funds.

Expenses

	Three Months Ended March 31,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$18,518	$13,494	$5,024	37%
Real estate taxes, insurance and HOA costs	27,282	14,040	13,242	94%
Property management expenses	8,751	4,790	3,961	83%
Loan operating expenses	—	1,060	(1,060)	-100%
Interest expense	39,360	17,876	21,484	120%
Depreciation and amortization	43,630	26,012	17,618	68%
Impairment of real estate assets	30	178	(148)	-83%
Share-based compensation	387	—	387	N/A
General and administrative	17,338	10,681	6,657	62%
Merger and transaction-related expenses	23,482	—	23,482	N/A
Total expenses	$178,778	$88,131	$90,647	103%

For the three months ended March 31, 2016, we experienced an increase in total expenses of 103%, as compared to the same period in 2015. Relative to total revenues, total expenses increased to 128% for the three months ended March 31, 2016, from 119% for the three months ended March 31, 2015. The increased percentage of total expenses relative to total revenues is primarily attributable to $23.5 million of merger and transaction-related expenses incurred during the three months ended March 31, 2016 resulting from the Internalization and the Merger, offset in part by improvements in efficiency. These improvements in efficiency, as further discussed below, are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees. During the three months ended March 31, 2016, property operating and maintenance expense increased by $5.0 million from the same period in 2015 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 14% for the three months ended March 31, 2016, from 20% for the three months ended March 31, 2015. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three months ended March 31, 2016, real estate taxes, insurance and HOA costs increased $13.2 million, as compared to the same period in 2015. This increase is related to the growth in the size of our portfolio of homes that are rent ready. We expect these costs to change as the size of our portfolio changes.

Property Management Expenses

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three months ended March 31, 2016, property management expenses increased $4.0 million, as compared to the same period in 2015. This increase is primarily attributable to growth in the size of our SFR portfolio of homes and is expected to change as the size of our portfolio changes.

Loan Operating Costs

Loan operating costs were costs incurred to support the activities of our former CAF subsidiary, a specialty residential finance company that originates loans to small to midsize aggregators of single-family rental homes. In connection with the Merger, CAF was spun out to CAH’s investors as part of the reorganization of CAH. During the three months ended March 31, 2015, we recorded $1.1 million of such costs related to the activities of CAF. There were no such costs incurred in the three months ended March 31, 2016, and no additional loan operating costs are anticipated.

Interest Expense

Interest expense increased by $21.5 million during the three months ended March 31, 2016 as compared to the same period in 2015, primarily resulting from our aggregate borrowings of $4.1 billion (see Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2015 and assumed as a result of the Merger). Except as disclosed in Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the three months ended March 31, 2016. Interest expense will fluctuate in future periods primarily as a result of changes in the amount our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three months ended March 31, 2016, depreciation and amortization increased by $17.6 million, as compared to 2015, primarily as a result of the increased number of in service SFR properties in our portfolio as a result of the Merger. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our SFR portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended March 31, 2016 we recorded a decrease of $0.1 million of impairment expense as compared to the same period in 2015. The primary reason for the decrease in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited), Note 9. Share-Based Compensation included in this Quarterly Report on Form 10-Q, SWAY adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans prior to the Merger, fully vested as a result of the Merger and had no impact on share-based compensation expense.

Grants issued under these plans for the three months ended March 31, 2016, resulted in an increase of $0.4 million for share-based compensation expense as compared to the same period in 2015 as we did not have any such plans or share-based compensation expense prior to the Merger. We expect share-based compensation expense to increase in future periods as a result of an increase in the number of shares vesting from the grants made in the three months ended March 31, 2016. Share-based compensation expense may fluctuate in the future as a result of changes in the price of our common shares as well as the issuance of additional grants.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, as well as standard professional service costs such as legal and audit fees and preparation of tax filings. When compared to the three months ended March 31, 2015, general and administrative expense increased by $6.7 million during the three months ended March 31, 2016, primarily as a result of increased headcount related to the Merger but offset in part by improvements in efficiency primarily attributable to economies of scale.

Merger and Transaction-Related Expenses

Transaction-related expenses primarily includes professional fees, consulting services fees and other expenses incurred in connection with the Internalization and the Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the three months ended March 31, 2016, we recorded $23.5 million of such costs related to the Internalization and the Merger. There were no merger and transaction-related expenses incurred during the corresponding period of 2015. Although we expect to incur additional merger and transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to the three months ended March 31, 2016.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate as well as income (expense) on NPLs, net. During the three months ended March 31, 2016, these activities resulted in net expenses of $7.4 million, compared to net expenses of $3.1 million during the same period in 2015. This increase in other expenses was primarily attributable to $8.6 million of net expenses related to NPL activities during the three months ended March 31, 2016, as there were no such expenses in the corresponding period of 2015, offset in part by an $1.0 million increase in net gain on sales of real estate and a decrease of $3.2 million other expense, net primarily resulting from a loss on an interest rate swap that was terminated in 2015.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of March 31, 2016 and December 31, 2015 included cash and cash equivalents of $199.1 million and $162.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to continue to wind down our NPL business and to use the proceeds generated by such wind-down to reduce our corresponding debt. Under our joint venture agreement with Prime, the joint venture that owns all of our NPLs, we are expecting to liquidate a majority of the joint venture’s assets, which in aggregate totaled approximately $364.9 million as of March 31, 2016, over the next 12-18 months.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.9 million to shareholders of record at the close of business on March 31, 2016. Any future distributions payable are indeterminable at this time except as disclosed in Note 16. Subsequent Events.

Capital Resources

As of March 31, 2016, we have completed the following debt transactions (for further disclosure, see Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q).

Secured Credit Facilities

JPMorgan

We are party to the $800.0 million JPMorgan Facility. Borrowings under the JPMorgan Facility accrue interest at the three-month LIBOR plus 3.00%. In addition, we pay a monthly fee equal to 0.50% of the unused commitment, increasing to 1.00% if the unused commitment amount is greater than $400.0 million. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of March 31, 2016 and December 31, 2015, approximately $507.6 million and $477.3 million, respectively, was outstanding under the JPMorgan Facility and $292.4 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the three months ended March 31, 2016 and the year ended December 31, 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s $1.0 billion CitiBank Facility.  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. As of March 31, 2016 approximately $751.3 million was outstanding under the CitiBank Facility and $248.7 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the three months ended March 31, 2016 was 3.4%.

Master Repurchase Agreements

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property by Prime.  The repurchase agreement provided for maximum borrowings of up to $267.5 million as of March 31, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, subject to a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured, among other things, by equity interests in certain of Prime’s subsidiaries.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of March 31, 2016, the outstanding balance on this facility was approximately $267.5 million. SWAY used advances under the master repurchase agreement to acquire NPLs during the year ended December 31, 2014. During 2015 and 2016, certain of the NPLs have been sold and a portion of the proceeds have been used for payments against the master repurchase agreement. The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters in 2015 and 2016 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405
September 30, 2015	$394	$395	$331
December 31, 2015	$307	$318	$274
March 31, 2016	$273	$274	$268

Convertible Senior Notes

In connection with the Merger, we assumed the Convertible Senior Notes described below.

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

Mortgage Loans

During the years ended December 31, 2015 and 2014, we and SWAY completed mortgage loan transactions, each of which involved the issuance and sale in a private offering of Certificates issued by the Trust established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of Properties contributed to a newly-formed SPE indirectly owned by us.

The assets of each Trust consist primarily of a single componentized promissory note issued by a Borrower, evidencing a Loan. Each Loan has a two-year term with three 12-month extension options and is guaranteed by the Equity Owner, also an SPE owned by us. Each Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on its Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower.

Each Loan agreement is between the Loan Seller and the Borrower.  The Loan Seller sold each Loan to a Depositor, which then transferred the Loan to the trustee of a Trust in exchange for the issuance of the Certificates.

In addition to the Offered Certificates, two of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by SWAY and CAH.

Interest Rate Caps and Swaps

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate loans, secured credit facilities and master repurchase agreement. (See Note 12. Derivatives and Hedging.)

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash (used in) provided by operating activities	$(24,987)	$13,499
Net cash provided by (used in) investing activities	86,345	(144,400)
Net cash (used in) provided by financing activities	(24,349)	131,532
Net increase in cash and cash equivalents	$37,009	$631

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Additionally, cash used in operating activities during the three months ended March 31, 2016, included merger and transaction-related expenses. Our net cash flows used in operations of $25.0 million and our net cash flows provided by operations of $13.5 million for the three months ended March 31, 2016 and 2015, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash provided by investing activities was $86.3 million for the three months ended March 31, 2016 due primarily to the net $57.3 million received as a result of the Merger and CAH reorganization, $48.4 million proceeds from the sales of real estate and $9.3 million received from liquidation, principal repayments and other proceeds on loans; offset in part by $1.8 million spent on the acquisition of homes and $25.1 million spent on the renovation of homes and other capital improvements to our real estate. Net cash used in investing activities was $144.4 million for the three months ended March 31, 2015 due primarily to the $80.1 million spent on the acquisition and renovation of newly acquired homes, respectively, $64.0 million spent to originate new loans and $33.9 million spent on the acquisition of loans, offset in part by proceeds received for principal payments on loans of $39.7 million and proceeds received from the sale of real estate of $13.9 million.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash used in financing activities was $24.3 million for the three months ended March 31, 2016 primarily as a result of $44.6 million used to repurchase our common shares, $8.9 million of payments against our secured credit facilities and master repurchase facility and $11.9 million used for a payment of deferred offering costs, from the year ended December 31, 2013, that was accelerated by the Merger; offset in part by $42.4 million of borrowings on our secured credit facilities. Cash flows provided by financing activities totaled $131.5 million during the three months ended March 31, 2015, primarily resulting from our borrowings on our JPMorgan Facility, which totaled $149.4 million, offset in part by payments against our JPMorgan Facility totaling $14.1 million.

Recent Accounting Pronouncements

See Item 1. Financial Statements (Unaudited), Note 2. Basis of Presentation and Significant Accounting Policies included in this Quarterly Report on Form 10-Q for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs, in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of March 31, 2016:

	March 31,
(in millions)	2016	2017	2018	2019	2020	After 2020	Total
Home purchase obligations(1)	$11.8	$—	$—	$—	$—	$—	$11.8
JPMorgan facility	13.0	517.8	—	—	—	—	530.8
CitiBank facility	19.1	753.1	—	—	—	—	772.2
Deutsche Bank master repurchase agreement	5.6	268.5	—	—	—	—	274.1
CAH 2014-1 mortgage loan	501.4	—	—	—	—	—	501.4
CAH 2014-2 mortgage loan	555.7	—	—	—	—	—	555.7
CAH 2015-1 mortgage loan	12.1	680.0	—	—	—	—	692.1
SWAY 2014-1 mortgage loan	11.1	529.3	—	—	—	—	540.4
2017 Convertible Senior Notes	7.7	180.3	—	—	—	—	188.0
2019 Convertible Senior Notes	3.5	6.9	6.9	236.9	—	—	254.2
	$1,141.0	$2,935.9	$6.9	$236.9	$—	$—	$4,320.7

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

The table above does not include amounts due under the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Item 1. Financial Statements (Unaudited), Note 16. Subsequent Events included in this Quarterly Report on Form 10-Q or to any potential extension of term obligations.

Non-GAAP Measures

NAREIT FFO and Core FFO

Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets, impairment of real estate assets and adjustments for unconsolidated partnerships and joint ventures.

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, non-recurring costs associated with the Merger, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments cost, severance expense, non-cash interest expense related to amortization on convertible senior notes, net expenses related to our NPLs and other non-comparable items, as applicable.

Management also believes that NAREIT FFO and Core FFO, combined with the required GAAP presentations, are useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. NAREIT FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and are not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO and Core FFO may not be comparable to the NAREIT FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definitions.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three months ended March 31, 2016 and the corresponding period of 2015:

	Three Months Ended
	March 31,
	2016	2015
Reconciliation of net loss to NAREIT FFO

Net loss attributable to shareholders	$(44,199)	$(10,921)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	43,384	25,848
Impairment on depreciated real estate investments	30	178
Gain on sales of previously depreciated investments in real estate	(1,384)	(401)
Non-controlling interests	(2,850)	(6,472)
Subtotal - NAREIT FFO	(5,019)	8,232
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and discounts	8,430	5,398
Transaction-related expenses	23,482	—
Transitional expenses	5,630	—
Share-based compensation	387	—
Adjustments for derivative instruments, net	300	3,023
Loss on non-performing loans, net	10,501	—
Core FFO	$43,711	$16,653

Core FFO per common share	$0.40	$0.26
Dividends declared per common share	$0.22	$—
Weighted-average shares - basic and diluted(1)	108,466,754	64,869,526

(1)	Includes outstanding OP Units exchangeable for 6,400,000 common shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are exposed to is interest rate risk.

We are exposed to interest rate risk from (1) our debt financing activities and (2) ownership of NPLs. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect our financing interest rate expense as well as the fair value of our NPLs and homes underlying such loans.

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

We currently borrow funds at variable rates using secured financings. As of March 31, 2016, we had $3.7 billion of variable rate debt outstanding, of which $1.6 billion was effectively converted to fixed rate through a three-year swap contract and $1.1 billion was protected by interest rate caps. The estimated aggregate fair market value of this debt was $3.7 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $20.9 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 30, 2015, a putative class action was filed by Plaintiff (i.e., one of our purported shareholders) against the Defendants (i.e., us, our trustees, the Manager, SWAY Holdco, LLC, Starwood Capital Group and CAH) challenging the Merger and the Internalization. The case is captioned South Miami Pension Plan v. Starwood Waypoint Residential Trust, et al., Circuit Court for Baltimore City, State of Maryland, Case No. 24C15005482. The complaint alleged, among other things, that some or all of our trustees breached their fiduciary duties by approving the Merger and the Internalization, and that the other defendants aided and abetted those alleged breaches. The complaint also challenged the adequacy of the public disclosures made in connection with the Merger and the Internalization. Plaintiff sought, among other relief, an injunction preventing our shareholders from voting on the Internalization or the Merger, rescission of the transactions contemplated by the Merger Agreement, and damages, including attorneys’ fees and experts’ fees.

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016. We believe that this action has no merit and intend to defend vigorously against it.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 1. Financial Statements (Unaudited), Note 14. Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, our board of trustees authorized the 2015 Program and, on January 27, 2016, our board of trustees authorized an increase and extension to the 2015 Program. Under the program, we may repurchase up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended March 31, 2016, we repurchased 2.0 million common shares for $44.6 million under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
January 1, 2016 to January 31, 2016	—	$—	—	$241,702
February 1, 2016 to February 29, 2016	1,999,433	$21.67	1,999,433	$198,379
March 1, 2016 to March 31, 2016	50,000	$24.55	2,049,433	$197,152
Total repurchases for the three months ended March 31, 2016	2,049,433	$—

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

COLONY STARWOOD HOMES

Date: May 9, 2016	By:	/s/Fred Tuomi
Fred Tuomi
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Arik Prawer
Arik Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

2.1

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Colony Starwood Home’s Current Report on Form 8-K filed September 21, 2015)

2.2

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Colony Starwood Home’s Current Report on Form 8-K filed September 21, 2015)

2.3

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of Colony Starwood Home’s Current Report on Form 8-K filed January 8, 2016)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Colony Starwood Homes(incorporated by reference to Exhibit 3.1 of Colony Starwood Home’s Current Report on Form 8-K filed January 8, 2016)

3.2	Amended and Restated Bylaws of Colony Starwood Homes(incorporated by reference to Exhibit 3.2 of Colony Starwood Home’s Current Report on Form 8-K filed January 8, 2016)

10.1

Second Amended and Restated Limited Partnership Agreement of Colony Starwood Homes Partnership, L.P., dated January 5, 2016, by and between Colony Starwood Homes, Starwood Capital Group Global, L.P. and Colony Starwood Homes GP, Inc. (incorporated by reference to Exhibit 10.1 of Colony Starwood Home’s Current Report on Form 8-K filed January 8, 2016)

10.2	Frederick C. Tuomi, Employment Agreement (incorporated by reference to Exhibit 10.1 of Colony Starwood Home’s Current Report on Form 8-K filed March 22, 2016)
10.3	Charles D. Young, Employment Agreement (incorporated by reference to Exhibit 10.2 of Colony Starwood Home’s Current Report on Form 8-K filed March 22, 2016)
10.4	Arik Prawer, Employment Agreement (incorporated by reference to Exhibit 10.3 of Colony Starwood Home’s Current Report on Form 8-K filed March 22, 2016)
10.5	Lucas Haldeman, Employment Agreement (incorporated by reference to Exhibit 10.4 of Colony Starwood Home’s Current Report on Form 8-K filed March 22, 2016)
10.6	Ryan A. Berry, Employment Agreement (incorporated by reference to Exhibit 10.5 of Colony Starwood Home’s Current Report on Form 8-K filed March 22, 2016)
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document