Form 10-Q
period 2016-06-30
Colony Starwood Homes
filed 2016-08-09
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 4, 2016, there were 101,489,794 of the registrant’s common shares, par value $0.01 per share, outstanding.

COLONY STARWOOD HOMES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

•	the availability of attractive investment opportunities in homes that satisfy our investment objectives and business and growth strategies;

•	the impact of changes to the value of and the returns on distressed and non-performing residential mortgage loans (“NPLs”);

i

•	our ability to convert the homes we acquire into rental homes generating attractive returns;

•	our ability to successfully modify or otherwise resolve or dispose of NPLs;

•	our ability to exit our NPL business in the anticipated time period on acceptable terms and to re-deploy net cash proceeds therefrom;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to effectively manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the rates of default or decreased recovery rates on our target assets;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	potential conflicts of interest with Starwood Capital Group, Colony Capital, Inc. and their affiliates;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	effects of derivative and hedging transactions;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	actions and initiatives of the U.S., state and municipal government and changes to these governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

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

Under the Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and the former owner of the Manager owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares. The

ii

share allocation was determined based on each company’s net asset value. The terms of the Internalization were negotiated and approved by a special committee of our board of trustees. Upon the closing of the Internalization and the Merger, we changed our name to Colony Starwood Homes and our common shares are listed and traded on the New York Stock Exchange under the ticker symbol “SFR.”

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,513,633	$751,582
Buildings and building improvements	4,263,105	2,653,380
Furniture, fixtures and equipment	117,240	76,199
Total investments in real estate properties	5,893,978	3,481,161
Accumulated depreciation	(291,581)	(207,841)
Investments in real estate properties, net	5,602,397	3,273,320
Real estate held for sale, net	48,945	16,279
Cash and cash equivalents	164,800	162,090
Restricted cash	164,844	69,284
Investments in unconsolidated joint ventures	34,915	35,518
Loans receivable, net	—	646,479
Asset-backed securitization certificates	110,538	33,689
Assets held for sale (Note 14)	462,015	—
Goodwill	257,271	—
Other assets, net	40,666	42,159
Total assets	$6,886,391	$4,278,818

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$91,989	$27,605
Resident prepaid rent and security deposits	56,329	31,813
Related-party payable	—	514
Secured credit facilities	700,000	477,284
Master repurchase facility	—	167,348
Mortgage loans, net	2,742,720	1,690,918
Convertible senior notes, net	346,685	—
Secured notes, net	—	215,634
Liabilities related to assets held for sale (Note 14)	260,441	—
Other liabilities	15,604	16,303
Total liabilities	4,213,768	2,627,419
Commitments and contingencies (Note 15)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and 125 issued and outstanding as of December 31, 2015	—	—
Common A common shares $.01 par value, 26,075,000 shares authorized, issued and outstanding as of December 31, 2015	—	261
Common B common shares $.01 par value, 423,925,000 shares authorized, 123,068,500 issued and outstanding as of December 31, 2015	—	1,231
Common shares $.01 par value, 500,000,000 shares authorized, 101,489,794 issued and outstanding as of June 30, 2016	1,015	—
Additional paid-in capital	2,730,874	1,223,030
Accumulated deficit	(250,752)	(147,484)
Accumulated other comprehensive loss	(16,447)	(2,150)
Total shareholders’ equity	2,464,690	1,074,888
Non-controlling interests	207,933	576,511
Total equity	2,672,623	1,651,399
Total liabilities and equity	$6,886,391	$4,278,818

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE
Rental income	$134,442	$70,434	$264,894	$134,652
Other property income	6,412	4,778	12,456	9,393
Other income	2,979	—	5,869	—
Total revenues	143,833	75,212	283,219	144,045
EXPENSES
Property operating and maintenance	22,030	14,700	40,548	28,194
Real estate taxes, insurance and HOA costs	27,832	14,532	55,114	28,572
Property management	9,332	4,471	18,083	9,261
Interest expense	37,984	15,169	75,441	31,315
Depreciation and amortization	44,844	26,874	88,474	52,885
Impairment of real estate assets	144	275	174	453
Share-based compensation	711	—	1,098	—
General and administrative	13,537	8,734	30,875	17,979
Merger and transaction-related	5,073	—	28,555	—
Total expenses	161,487	84,755	338,362	168,659
Net gain on sales of real estate	527	838	1,911	1,239
Equity in income from unconsolidated joint ventures	157	13	354	106
Other (expense) income, net	(2,296)	(2,145)	(2,691)	(1,959)
Loss before income taxes	(19,266)	(10,837)	(55,569)	(25,228)
Income tax expense	81	267	326	254
Net loss from continuing operations	(19,347)	(11,104)	(55,895)	(25,482)
Income (loss) from discontinued operations, net (Note 14)	2,684	3,854	(7,817)	839
Net loss	(16,663)	(7,250)	(63,712)	(24,643)
Net loss attributable to non-controlling interests	988	2,649	3,838	9,121
Net loss attributable to Colony Starwood Homes	(15,675)	(4,601)	(59,874)	(15,522)
Net income attributable to preferred shareholders	—	(4)	—	(8)
Net loss attributable to common shareholders	$(15,675)	$(4,605)	$(59,874)	$(15,530)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.19)	$(0.17)	$(0.55)	$(0.39)
Income (loss) from discontinued operations	$0.03	$0.06	$(0.08)	$0.01
Net loss attributable to common shareholders	$(0.15)	$(0.07)	$(0.59)	$(0.24)

Dividends declared per common share	$0.22	$—	$0.44	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other Comprehensive Loss:
Net loss	$(16,663)	$(7,250)	$(63,712)	$(24,643)
Other comprehensive (loss) income:
Net change in fair value of cash flow hedge	(13,160)	(593)	(15,017)	(1,311)
Unrealized loss on available-for-sale securities	—	—	—	(315)
Other comprehensive loss	(13,160)	(593)	(15,017)	(1,626)
Comprehensive loss	(29,823)	(7,843)	(78,729)	(26,269)
Comprehensive loss attributable to non-controlling interests	1,769	2,871	4,728	9,729
Comprehensive loss attributable to common shareholders	$(28,054)	$(4,972)	$(74,001)	$(16,540)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other	Total	Non-
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2015	125	$—	149,143,500	$1,492	$1,223,030	$(147,484)	$(2,150)	$1,074,888	$576,511	$1,651,399
Net effects of CAH Reorganization	(125)	—	—	—	269,872	4,305	—	274,177	(576,511)	(302,334)
Net effects of Merger	—	—	(45,626,500)	(457)	1,281,404	—	(170)	1,280,777	214,081	1,494,858
Capital distributions	—	—	—	—	—	—	—	—	(1,420)	(1,420)
Dividends declared of $0.44 per share	—	—	—	—	—	(47,699)	—	(47,699)	—	(47,699)
Repurchases of common shares	—	—	(2,049,433)	(20)	(44,530)	—	—	(44,550)	—	(44,550)
Share-based compensation	—	—	22,227	—	1,098	—	—	1,098	—	1,098
Net loss	—	—	—	—	—	(59,874)	—	(59,874)	(3,838)	(63,712)
Other comprehensive loss	—	—	—	—	—	—	(14,127)	(14,127)	(890)	(15,017)
Balances at June 30, 2016	—	$—	101,489,794	$1,015	$2,730,874	$(250,752)	$(16,447)	$2,464,690	$207,933	$2,672,623

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,712)	$(24,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,474	52,885
Amortization of net origination fees	—	(139)
Amortization of mortgage loan discounts	10,617	444
Amortization of deferred financing costs	6,611	10,337
Share-based compensation	1,098	—
Equity in income of unconsolidated joint ventures	(354)	(106)
Distributions from unconsolidated joint ventures	354	—
Bad debt expense	4,085	1,927
Net gain on sales of real estate	(3,607)	(1,239)
Gain on loan conversions, net (Note 14)	(10,054)	—
Gain on NPL sales (Note 14)	(2,362)	—
Gain on sale of marketable securities	—	(288)
Unrealized losses (gains) from derivative instruments	852	(901)
Impairment of real estate assets	174	453
Net changes in operating assets and liabilities:
Restricted cash	(19,429)	(4,292)
Other assets	6,264	(6,263)
Accounts payable and accrued expenses	(14,976)	9,687
Resident prepaid rent and security deposits	1,365	3,501
Borrower deposits and other liabilities	(318)	(1,181)
Net cash provided by operating activities	5,082	40,182

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the Merger and CAH Reorganization, net	57,655	—
Acquisition of real estate properties	(18,501)	(117,303)
Capital expenditures for real estate properties	(50,089)	(42,027)
Proceeds from sales of real estate	136,307	32,205
Proceeds from sales of loans and other proceeds on loans (Note 14)	25,128	—
Proceeds from sales of marketable securities	—	4,430
Distributions from unconsolidated joint ventures	729	4,094
Investment in purchased loans receivable (Note 14)	—	(135,503)
Repayments of principal on loans receivable (Note 14)	—	70,528
Net disbursements on originated loans (Note 14)	—	(64,562)
Payment of leasing costs	(4,407)	(2,953)
Net cash provided by (used in) investing activities	146,822	(251,091)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured credit facilities	$42,374	$201,932
Payments of secured credit facilities	(560,959)	(447,238)
Payments on master repurchase facility (Note 14)	(24,320)	—
Proceeds from the issuance of mortgage loans, net	485,641	640,073
Payments on mortgage loans	(5,220)	(3,408)
Payment of financing costs	(10,011)	(17,494)
Change in escrow reserves for credit facilities, net	5,599	18,177
Repurchases of common shares	(44,550)	—
Contributions from non-controlling interests	—	11,630
Distributions to non-controlling interests	(1,420)	—
Proceeds from issuance of preferred shares	—	101
Redemption of preferred shares	(607)	—
Payments of dividends	(23,850)	(20)
Payment of offering costs	(11,871)	(2,374)
Net cash (used in) provided by financing activities	(149,194)	401,379
Net change in cash and cash equivalents	2,710	190,470
Cash and cash equivalents at beginning of the period	162,090	223,857
Cash and cash equivalents at end of the period	$164,800	$414,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$61,494	$15,433
Cash paid for income taxes	$534	$463

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,301	$2,474
Loan basis converted to real estate properties	$52,077	$—
Investment in securitization certificates issued by subsidiaries	$50,296	$33,689

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in March 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years following purchase.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.0% of the outstanding OP Units as of June 30, 2016.

We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture, which holds all of our NPL investments. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture. We have determined to exit the NPL business line and are currently marketing this portfolio for disposition (see Note 14. Discontinued Operations.)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2016, and the results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2016 and 2015. The interim results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

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

We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

the activities of the VIE that most significantly affect the entity’s economic performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

As described in Note 7. Debt, we entered into multiple mortgage loan arrangements with JPMorgan. As part of these arrangements, JPMorgan transferred the loans into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we purchased certain Class F and all related Class G certificates. We have determined that the trusts are VIEs. We have evaluated the purchased Class F and Class G certificates as a variable interest in the trusts and concluded that the Class F and Class G certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts expected residual returns. Additionally, we have concluded that the Class F and Class G certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at June 30, 2016 and December 31, 2015, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class F and Class G certificates have been included and reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. At the date of the Merger, SWAY was party to a similar mortgage loan arrangement with JPMorgan, which included a retained Class G certificate. Based on our evaluation of the Class G certificate as a variable interest in the trust and our determination that we are not the primary beneficiary of the trust, we do not consolidate the trust and have recorded a mortgage loan liability at June 30, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class G certificate has been reflected as an asset-backed securitization certificate in the accompanying condensed consolidated balance sheets as of June 30, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Marketing Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investments to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three and six months ended June 30, 2016 and 2015.

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

Segment Information

As of June 30, 2016, we are comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

As of December 31, 2015 and during the three and six months ended June 30, 2015, we determined that we had two reportable segments: (1) our portfolio of SFR homes; and (2) single-family real estate loans, which included originated and acquired debt issued to single-family residential property investors through our CAF subsidiary.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

The most significant estimates that we make are of the fair value of our properties and NPLs in regards to impairment. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model, which are significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These property fair values are determined using similar methodologies described below.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions with high credit quality in an effort to minimize our credit loss exposure. At times, these balances exceed federally insurable limits.

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

We determine fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize various valuation studies, our own market knowledge, and published market data to estimate fair value of the assets acquired. We determine the fair value of acquired in-place leases based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with rents above or below current market rates.

The nature of our business requires that in certain circumstances properties are acquired subject to existing liens. Liens that are expected to be extinguished in cash are estimated and accrued on the date of acquisition and recorded as a cost of the property.

Expenditures that improve or extend the life of an acquired property, including construction overhead, personnel and other allocated direct costs, along with related holding costs during the renovation period are capitalized and depreciated over their estimated useful life. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred.

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees.  Capitalized indirect costs are allocations of certain department costs, including personnel costs, that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and homeowners’ association (“HOA”) fees dues during periods in which property stabilization is in progress. We expense costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We evaluate cash flows and determine impairments on a per-unit basis, which is generally a single home but may include a single property with multiple housing units. In making this determination, we review, among other things, current and estimated future rental revenues associated with each home or property, market information for each sub-market (including competition levels, foreclosure levels, leasing trends, lease rates, and the market prices of similar homes currently being offered for sale), and known or probable events indicating that the carrying value may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. Since impairment of homes classified as held for use in our operations is evaluated on the basis of undiscounted cash flows, the carrying values of certain homes may exceed their fair value but no impairment loss is recognized as long as the carrying values are recoverable from future cash flows. However, if homes classified as held for use were subsequently classified as held for sale, they would be required to be measured at fair value less costs to sell, and the resulting impairment losses could be material.

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

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as held for sale in the condensed consolidated financial statements. The properties that are classified as held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended June 30, 2016 and 2015, we recorded impairment charges of $0.1 million and $0.3 million, respectively, related to assets classified as held for sale. For the six months ended June 30, 2016 and 2015, we recorded impairment charges of $0.2 million and $0.5 million, respectively.

Non-Performing Loans

As a result of the Merger, we acquired a portfolio of NPLs held and administered through our joint venture with Prime. We have decided to exit the NPL business and we are currently marketing our NPL portfolio for disposition. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefor are presented separately as discontinued operations in all periods in the accompanying statements of operations. See Note 14. Discontinued Operations for further disclosure.

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

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and also applied the estimated effect of a bulk sale of the portfolio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

When we convert loans into homes through foreclosure or other resolution processes and have obtained title to the property, the property is initially recorded at fair value. The fair value of these assets at the time of loan conversion is estimated using BPOs.

Gains are recognized in earnings immediately when the fair value of the acquired property exceeds our recorded investment in the loan. Conversely, any excess of the recorded investment in the loan over the fair value of the property would be immediately recognized as a loss. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain or loss. Upon the sale of SFRs that were converted from NPLs, we recognize the resulting gain or loss.

Leasing Costs

We defer direct and incremental costs incurred to lease our properties and amortize them over the term of the lease, usually one year. Amortization of leasing costs is included in depreciation and amortization expense in our condensed consolidated statements of operations.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets, net in our condensed consolidated balance sheets.

Derivative Financial Instruments

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through the management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposure that may arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments, principally related to our borrowings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.2 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2016 and 2015, we incurred bad debt expense of $1.9 million and $1.3 million, respectively. During the six months ended June 30, 2016 and 2015, we incurred bad debt expense of $4.1 million and $1.9 million, respectively.

We recognize sales of real estate when a sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to us for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with unvested RSUs, convertible senior notes, and redeemable OP Units, except when doing so would be anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 13. Income Taxes.  We recorded tax expense of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2016 and recorded a tax expense of approximately $0.3 million and $0.3 million for the three and six months ended June 30, 2015, respectively.

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

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three and six months ended June 30, 2015, we reclassified $1.2 million and $2.5 million, respectively, of HOA dues and related expenses from property operating expenses to real estate taxes, insurance and HOA costs in the condensed consolidated statements of operations.

Additionally, in connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors (Note 14. Discontinued Operations).

Geographic Concentrations

We hold significant concentrations of homes in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	June 30,	December 31,
Market	2016	2015
Southern California	15%	21%
Atlanta	13%	13%
Miami	13%	7%
Tampa	9%	10%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts generally are excluded from the scope of this guidance. During 2015 various amendments were made and this standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of an annual reporting period beginning after December 15, 2016. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted, but all of the guidance must be adopted in the same period. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship, provided that all other hedge criteria continue to be met. This standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within that reporting period with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our home portfolio for the six months ended June 30, 2016 (in thousands)(1):

Balance as of December 31, 2015	$3,498,221
Acquisitions related to Merger	2,565,775
Acquisitions	18,501
Real estate converted from loans	62,131
Capitalized expenditures	46,949
Basis of real estate sold	(133,723)
Impairment of real estate	(174)
Balance as of June 30, 2016	$6,057,680

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2016, and December 31, 2015 of $291.6 million and $207.8 million, respectively; and excludes accumulated depreciation on real estate assets held for sale as of June 30, 2016 and December 31, 2015, of $0.9 million and $0.8 million, respectively.  Includes $113.9 million related to investments in real estate as of June 30, 2016, included in assets held for sale (Note 14).

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 SFRs primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for the ownership interest using the equity method. As of June 30, 2016 and December 31, 2015, the joint venture owned 902 and 939 SFRs, respectively.

Note 5. Loans Receivable

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary, which included 131 single-family residential term loans (typically five or 10-year terms) with a carrying value of $482.7 million and 460 bridge loans (typically six to 24 month terms) with a carrying value of $163.8 million. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF as of June 30, 2016.

Note 6. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	June 30,	December 31,
	2016	2015
Deferred financing costs, net	$4,265	$9,816
Deposits	4,507	3,083
Deferred leasing costs, net	4,246	1,651
Receivables, net - single-family residential rentals	8,918	1,296
Receivables, net - single-family real estate loans	—	8,760
Prepaid expenses	9,558	11,540
Other	9,172	6,013
Total other assets	$40,666	$42,159

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Note 7. Debt

Senior SFR Facilities

JPMorgan

We are party to a secured revolving credit facility with JPMorgan Chase Bank, National Association (“JPMorgan”) and a syndicate of lenders (the “JPMorgan Facility”). Borrowings under the JPMorgan Facility accrue interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.00%. In June 2016, in connection with the mortgage loan transaction discussed below, we elected to voluntarily reduce borrowing availability under the JPMorgan Facility from $800.0 million to $300.0 million, and we paid down the outstanding principal balance to zero. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

We also amended the JPMorgan Facility in June 2016, to provide that the monthly fee we pay on the unused commitment shall be no greater than 0.50% of those amounts for so long as the maximum commitments are $550.0 million or less. If such maximum commitments are greater than $550.0 million, we pay a monthly fee equal to 0.50% of the unused commitments if the unused commitments are less than 50% of the maximum commitments, and, if the unused commitments are greater than 50% of the total commitments of over $550.0 million, the monthly unused fee is 1.00%. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of June 30, 2016 and December 31, 2015, no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and $300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the six months ended June 30, 2016 and the year ended December 31, 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. As of June 30, 2016, approximately $700.0 million was outstanding under the CitiBank Facility and $225.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the six months ended June 30, 2016 was 3.4%. In June 2016, the CitiBank Facility was amended to provide for our ability to reduce capital commitments under the facility, and we elected to voluntarily reduce borrowing availability from $1.0 billion to $925.0 million at that time.

All amounts outstanding under each of the JPMorgan Facility and the CitiBank Facility (together, the “Senior SFR Facilities”) are collateralized by the equity interests in certain of our property owning subsidiaries, or pledged subsidiaries. The pledged subsidiaries are separate legal entities, but continue to be reported in our consolidated financial statements. As long as the Senior SFR Facilities are outstanding, the assets of each pledged subsidiary are not available to satisfy debts and obligations of the pledged subsidiaries other than those of the Senior SFR Facility to which it is pledged and may not be available to satisfy its own debts and obligations or those of any affiliate unless expressly permitted under the applicable loan agreements and the pledged subsidiary’s governing documents.

The Senior SFR Facilities contain certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels, as defined in the respective credit agreements. As of June 30, 2016, the entities subject to these covenants were in compliance.

The Senior SFR Facilities also provide for the restriction of cash whereby we must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries’ portfolios. The agreement also contains customary events of default, including payment defaults, covenant defaults, breaches of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Master Repurchase Agreements

Deutsche Bank

In connection with the Merger, we assumed SWAY’s liability, (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property held by Prime.  The repurchase agreement provided for maximum borrowings of up to $250.1 million as of June 30, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, subject to a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured, among other things, by equity interests in certain of our Prime joint venture entities.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of June 30, 2016, the outstanding balance on this facility was approximately $250.1 million and is included in liabilities related to assets held for sale (Note 14) on our condensed consolidated balance sheets. We are obligated by the terms of the repurchase agreement, to apply certain proceeds from the sale of the NPL portfolio to the outstanding balance on this facility.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth and maximum leverage ratio. As of June 30, 2016, we were in compliance with these covenants.

Credit Suisse

As of December 31, 2015, we were a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC and two other banks (the “Lenders”) to finance originated and acquired term loans for our single-family real estate loans operations under CAF (the “CAF MRA Facility”). This facility was a revolving line with interest at LIBOR plus a spread ranging from 2.85% to 3.75%, depending upon the Lender.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF, or the CAF MRA Facility, as of June 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

The following tables summarize the terms of the Convertible Senior Notes outstanding as of June 30, 2016 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	9.22%	33.6374	10/15/17	1.29 years
2019 Convertible Notes	$230,000	3.00%	11.06%	31.6046	7/1/19	3.00 years

June 30,
2016
Total principal	$402,500
Net unamortized fair value adjustment	(55,815)
Carrying amount of debt components	$346,685

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability recorded as a result of the Merger (Note 16).
(2)

We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at June 30, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. Neither of the Convertible Senior Notes met the criteria for conversion as of June 30, 2016.

Terms of Conversion

As of June 30, 2016, the conversion rate applicable to the 2019 Convertible Notes was 31.6046 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $31.64 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of June 30, 2016, the conversion rate applicable to the 2017 Convertible Notes was 33.6374 common shares per $1,000 principal amount of the 2017 Convertible Notes (equivalent to a conversion price of approximately $29.73 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible Notes Trustee.  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

(as set forth in the Indentures), 100% of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.

Mortgage Loans

During 2016, 2015 and 2014, we, CAH and SWAY completed mortgage loans transactions, each of which involved the issuance and sale in a private offering of single-family rental pass-through certificates (“Certificates”) issued by a trust (a “Trust”) established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of single-family homes operated as rental properties (“Properties”) contributed to a newly-formed special purpose entity (“SPE”) indirectly owned by us.

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

In addition to the Certificates sold to investors in each offering (the “Offered Certificates”), three of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us. Additionally, in connection with the mortgage loan transaction completed in June 2016 (“CSH 2016-1”), we purchased an interest-bearing Class F certificate.

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into six or seven components, each of which corresponds to one class of Certificates which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		June 30,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2016	2015
CAH 2014-1	April 2014	May 2019	1.78%	(2)	$498,513	$501,641
CAH 2014-2	June 2014	July 2019	1.73%		552,685	553,698
CAH 2015-1	June 2015	July 2020	1.97%		672,741	673,357
CSH 2016-1	June 2016	July 2021	2.31%		535,474	—
SWAY 2014	December 2014	January 2020	2.36%		529,011	—
					2,788,424	1,728,696
Deferred financing costs, net					(41,493)	(34,645)
Unamortized discount					(4,211)	(3,133)
Carrying value					$2,742,720	$1,690,918

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.

Each Loan is secured by first-priority mortgages on the Properties, which are owned by the Borrower. Each Loan is also secured by a first-priority pledge of the equity interests of the Borrower. The Loan agreements require that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding. The Loan agreement also includes customary events of default, the occurrence of which would allow the Lender to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Lender.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

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

We have also evaluated the transfer of the Loan from the Depositor to the mortgage loan trustee under ASC 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the mortgage loan transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates, and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls, or otherwise.  Accordingly, we have concluded that the transfer of each Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC 860-10-40-4 through ASC 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC 860-20.  As such, our condensed consolidated financial statements, through the Borrowers, our consolidated subsidiaries, reflect the Properties at historical cost basis and a loan payable is recorded in an amount equal to the principal balance outstanding on each Loan.

We have also evaluated the purchased Class F and Class G certificates (the “Retained Certificates”) as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the homes placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at June 30, 2016 and December 31, 2015, in the accompanying condensed consolidated balance sheets.  Separately, the $110.5 million and $26.6 million of purchased Retained Certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 12. Derivatives and Hedging for the details of our derivative financial instruments.

Secured Notes

In October 2015, CAF completed a mortgage loan transaction backed by 69 single-family residential term loans made to multiple borrowers. CAF issued, through a subsidiary, $223.9 million of five- and ten-year term non-recourse mortgage-backed notes with a blended rate of 3.51% (the “Secured Notes”). The loan arranger for the Secured Notes subsequently transferred them into a trust that issued and sold pass-through certificates approximating the principal amount of the Secured Notes.  As of December 31, 2015, the balance of the Secured Notes was $215.6 million.  Concurrent with the Merger, CAF was spun out to CAH investors and therefore we do not own an interest in CAF, or the Secured Notes, as of June 30, 2016.

Total Borrowings

As of June 30, 2016, we had total outstanding borrowings of $4.2 billion, of which borrowings under our Senior SFR Facilities and master repurchase agreements were $1.0 billion, the total recorded amount related to mortgage loans were $2.8 billion and the total recorded amount related to the Convertible Senior Notes was $402.5 million. As of June 30, 2016, we had approximately $45.8 million in net deferred financing costs.  We amortize these costs using the effective interest rate method. As of June 30, 2016, we were in compliance with all of our debt facility requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross interest cost	$38,112	$16,254	$75,777	$33,613
Capitalized interest	128	1,085	336	2,298
Interest expense	$37,984	$15,169	$75,441	$31,315

The following table summarizes the contractual maturities of our debt as of June 30, 2016; maturity dates assume exercise of optional extension terms of mortgage loans (in thousands):

	June 30,
	2016	2017	2018	2019	2020	After 2020	Total
Senior credit facilities	$—	$700,000	$—	$—	$—	$—	$700,000
Master repurchase agreement	—	250,100	—	—	—	—	250,100
Mortgage loans	2,545	5,090	5,089	1,038,474	1,201,752	535,474	2,788,424
Convertible Senior Notes	—	172,500	—	230,000	—	—	402,500
Total	$2,545	$1,127,690	$5,089	$1,268,474	$1,201,752	$535,474	$4,141,024

Note 8. Net Loss per Share

As of the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(19,347)	$(11,104)	$(55,895)	$(25,482)
Income (loss) from discontinued operations, net	$2,684	$3,854	$(7,817)	$839
Net loss attributable to common shareholders	$(15,675)	$(4,605)	$(59,874)	$(15,530)
Denominator:
Basic and diluted weighted-average shares outstanding	101,486,847	64,869,526	101,776,801	64,869,526
Earnings (loss) per share:
Net loss from continuing operations	$(0.19)	$(0.17)	$(0.55)	$(0.39)
Income (loss) from discontinued operations, net	$0.03	$0.06	$(0.08)	$0.01
Net loss attributable to common shareholders	$(0.15)	$(0.07)	$(0.59)	$(0.24)

The dilutive effect of outstanding RSUs is calculated using the treasury share method, which includes consideration of share-based compensation required by GAAP.

For the three and six months ended June 30, 2016, 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, and the RSUs do not participate in losses. For the three and six months ended June 30, 2015, there were no RSUs to exclude from the computation of diluted net loss per share.

For the three and six months ended June 30, 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligation in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

For the three and six months ended June 30, 2016, the potential common shares issuable upon the redemption of 6.4 million OP Units were excluded from the computation of diluted net loss per share. There were no such redeemable OP Units in the corresponding periods of 2015. As we reported a net loss for the three and six months ended June 30, 2016, and the corresponding periods of 2015, both basic and diluted net loss per share are the same.

Note 9. Share-Based Compensation

In connection with the Merger, we assumed (1) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”) which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of the Manager, (2) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and, together with the Equity Plan, the “Equity Plans”) which provided for the issuance of our common shares and common share-based awards to the Manager, and (3) the Starwood Waypoint  Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”) which provided for the issuance of common shares and common share-based awards to our independent trustees. All unvested RSUs and restricted shares issued pursuant to the Equity Plans and the Non-Executive Trustee Share Plan prior to the Merger became fully-vested upon the completion of the Merger. The Manager Equity Plan was terminated in connection with the completion of the Merger on January 5, 2016.

Under the Equity Plan, during the six months ended June 30, 2016, we granted 523,009 RSUs to certain employees which vest over four years, no RSUs vested and 11,302 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the six months ended June 30, 2016, we granted 22,227 restricted shares to our non-executive trustees, including 6,883 restricted shares granted to members of our board of trustees in lieu of trustee fees for an aggregate cost of approximately $0.2 million, 6,883 shares vested and no shares were forfeited. The remaining 15,344 awards of restricted shares vest in one annual installment in March 2017.

After giving effect to activity described above and summarized in the table below, we have 1,173,276 and 131,869 shares available for grant as of June 30, 2016, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSUs and restricted share awards activity during the six months ended June 30, 2016:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date		Grant date		Grant date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2015	—	$—	—	$—	—	$—
Granted	523,009	$24.34	22,227	$23.70	545,236	$24.31
Vested	—	$—	(6,883)	$25.68	(6,883)	$25.68
Forfeited	(11,302)	$24.33	—	$—	(11,302)	$24.33
Nonvested shares, June 30, 2016	511,707	$24.34	15,344	$22.81	527,051	$24.29

During the three and six months ended June 30, 2016, we recorded $0.7 million and $1.1 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. During the three and six months ended June 30, 2015, there was no share-based compensation expense recorded on our condensed consolidated statements of operations. As of June 30, 2016, $11.8 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 3.7 years.

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

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our outstanding common shares through

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

May 6, 2017. During the six months ended June 30, 2016, we repurchased approximately 2.0 million of our shares for $44.6 million. As of June 30, 2016, up to $197.2 million may yet be purchased under the program.

On May 4, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Total dividend payments of $23.8 million were made on July 15, 2016 to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.

Note 10. Related-Party Transactions

Transition Services Agreement

On November 4, 2014, we completed the internalization (the “Management Internalization”) of our third-party management company (“CAH Manager”). CAH Manager was a majority-owned indirect subsidiary of Colony Capital, LLC (“Colony Capital”). Upon the closing of the Management Internalization, we entered into a transition services agreement with Colony Capital to obtain the services of certain administrative personnel. Pursuant to this agreement, we were provided with dedicated personnel to staff general and administrative functions necessary for its operations. The agreement also allowed certain Colony Capital senior management personnel to serve as officers of CAH. In accordance with the transition services agreement, we reimbursed Colony Capital for all compensation and benefits and costs associated with the employees dedicated to its operations. The transition services agreement terminated in January 2016 upon the consummation of the Merger. For the six months ended June 30, 2016, we did not incur any transition service fees. For the three and six months ended June 30, 2015, we incurred $0.9 million and $2.0 million of transition service fees, respectively, which are included in general and administrative expenses on the condensed consolidated statements of operations. Any unpaid fees and costs are included in related-party payables in the accompanying condensed consolidated balance sheets.

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly-owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended June 30, 2016 and 2015, we earned management fees of approximately $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, we earned approximately $1.5 million and $1.5 million, respectively. Management fees earned from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earn fees and are reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. These fees and reimbursed expenses are included in other income in the accompanying condensed consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the three and six months ended June 30, 2016, management fees and expense reimbursements under this agreement totaled approximately $2.2 million and $4.4 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Our assets measured at fair value on a nonrecurring basis include investments in real estate for which we have recorded impairments. See Note 2. Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate.

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Residential real estate held for use (Level III)	2016	2015	2016	2015
Pre-impairment carrying amount	$1,694	$2,678	$2,006	$5,123
Impairment of real estate assets	(144)	(275)	(174)	(453)
Fair value	$1,550	$2,403	$1,832	$4,670

For a summary of activity for our real estate during the six months ended June 30, 2016, refer to Note 3. Real Estate.

The following table presents the fair value of our financial instruments in the condensed consolidated balance sheets (in thousands):

		June 30, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets not carried on the condensed consolidated balance sheet at fair value
Loans receivable, net	Level III	$—	$—	$646,479	$654,285
Non-performing loans (Note 14)	Level III	327,400	327,400	—	—
Asset-backed securitization certificates	Level III	110,538	110,538	33,689	33,689
Total assets		$437,938	$437,938	$680,168	$687,974
Liabilities not carried on the condensed consolidated balance sheet at fair value
Secured credit facilities	Level III	$700,000	$700,000	$477,284	$477,284
Master repurchase facility (Note 14)	Level III	250,121	250,121	167,348	167,348
Mortgage loans, net	Level III	2,742,720	2,742,720	1,690,918	1,690,918
Convertible senior notes, net	Level III	346,685	360,099	—	—
Secured notes, net	Level III	—	—	215,634	215,634
Total liabilities		$4,039,526	$4,052,940	$2,551,184	$2,551,184

Fair values of loans receivable at December 31, 2015 were estimated using Level III inputs such as discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, dealer quotes, and other quantitative and qualitative factors.

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property or a bulk sale of the portfolio.

The carrying values of our asset-backed securitization certificates, secured credit facilities, master repurchase agreement, secured notes and mortgage loans approximate their fair values as they were recently obtained or have had their terms recently amended, and their interest rates reflect market rates since they are indexed to LIBOR. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed Loans (see Note 7. Debt). These interest rate caps were partially designated as cash flow hedges. Each of the interest rate caps has a strike rate on one-month LIBOR of 2.08% to 3.02% and all expire between July 2016 and July 2018.

In February 2016, we entered into interest rate swap contracts on approximately $1.6 billion of variable rate Loans. These swap contracts effectively convert approximately $1.6 billion of floating rate debt with a weighted-average interest rate of LIBOR plus 1.91% to an effective fixed interest rate of 2.75% for three years. At the same time, we de-designated three of our interest rate caps.

In June 2016, we entered into an interest rate swap contract with a notional amount of $450.0 million. This swap effectively converts approximately $450.0 million of floating rate debt with a weighted-average interest rate of LIBOR plus 2.22% to an effective fixed interest rate of 3.32% for five years on average.

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting are recorded in other comprehensive income, resulting in an unrealized losses of $13.2 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and unrealized losses of $15.0 million and $1.3 million resulted for the six months ended June 30, 2016 and 2015, respectively.

Non-Designated Hedges

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which we did not elect to designate as accounting hedges. We do not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in interest rates. Changes in the fair value of derivatives not designated as accounting hedges are recorded in other loss, net in the accompanying consolidated statements of operations.

A portion of the notional amounts of interest rate caps in connection with our mortgage loans are not designated as accounting hedges. In addition, we entered into interest rate caps in connection with each of the draws from the JPMorgan Facility, which are not designated as accounting hedges. For the three months ended June 30, 2016 and 2015, unrealized losses of $0.6 million and $0.1 million, respectively, are included in other loss, net in the accompanying condensed consolidated statements of operations for our non-designated interest rate cap hedges. For the six months ended June 30, 2016 and 2015, unrealized losses of $0.9 million and $0.2 million, respectively, were incurred and are included in other loss, net.

In periods prior to the Merger, we utilized interest rate swaps and futures as economic hedges for our portfolio of loans held for investment by our CAF subsidiary and secured financing facility, which were not designated as accounting hedges. For the three and six months ended June 30, 2015, net unrealized gains of $5.0 million and $1.2 million, respectively, are included in income (loss) from discontinued operations, net (Note 14) in the condensed consolidated statements of operations related to our non-designated interest rate swaps and futures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	June 30, 2016				December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps—asset-backed securitizations	$442,552	$1	$—	$—	$1,544,361	$192	$—	$—
Interest rate swaps—asset-backed securitizations	—	—	2,050,000	15,604	—	—	—	—
Total derivatives designated as hedging instruments	442,552	1	2,050,000	15,604	1,544,361	192	—	—
Derivatives not designated as hedging instruments:
Interest rate caps—mortgage loans	2,873,061	32	—	—	159,680	17	—	—
Interest rate caps—secured credit facility	—	—	—	—	500,000	—	—	—
Interest rate swaps and futures—loans receivable and secured financing facility	—	—	—	—	118,390	91	74,862	1,042
Total derivatives not designated as hedging instruments	2,873,061	32	—	—	778,070	108	74,862	1,042
Total	$3,315,613	$33	$2,050,000	$15,604	$2,322,431	$300	$74,862	$1,042

Note 13. Income Taxes

Our TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Current
Federal	$—	$9	$75	$9
State	81	290	251	342
Total current tax expense	81	299	326	351
Deferred
Federal	—	(24)	—	(79)
State	—	(8)	—	(18)
Total deferred tax benefit	—	(32)	—	(97)
Total income tax expense	$81	$267	$326	$254

Deferred tax assets of $1.3 million are included in other assets, net at both June 30, 2016 and December 31, 2015. Deferred tax assets arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate.

Note 14. Discontinued Operations

In April 2014, the FASB issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies are required to expand their disclosures about discontinued operations to provide more information on the assets,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

liabilities, income and expenses of the discontinued operations. Companies are also required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The new standard was effective January 1, 2015.

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets which meet the held for sale criteria as of June 30, 2016 and December 31, 2015 were classified as real estate assets held for sale, net in the accompanying balance sheets as of June 30, 2016 and December 31, 2015.

On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business acquired as a result of the Merger. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore are presented separately as discontinued operations in all periods in the accompanying condensed consolidated statements of operations. The following table summarizes transactions resulting in income and expense within our NPL business for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2016
Realized gain on non-performing loans	$2,130	$3,389
Realized gain on loan conversions	9,717	10,054
Net gain on sales of real estate and other income and expenses, net	1,697	1,697
Interest expense	(1,863)	(3,766)
Non-performing loan management fees and expenses	(8,997)	(19,191)
Income (loss) from discontinued operations, net	$2,684	$(7,817)

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2016. We had no such assets and related liabilities as of December 31, 2015. The following table summarizes the components of such assets and related liabilities as of June 30, 2016:

As of
(in thousands)	June 30, 2016
Non-performing loans	$327,400
Real estate properties, net	113,902
Other assets	20,713
Assets held for sale	$462,015

Master repurchase facility	$250,121
Accounts payable and other liabilities	10,320
Liabilities related to assets held for sale	$260,441

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary (see Note 5.) In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors. The disposal of the assets and liabilities of our former CAF subsidiary represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore are presented separately as discontinued operations in all periods in the accompanying condensed consolidated statements of operations. The assets and liabilities of our former CAF subsidiary are not required to be presented separately as assets held for sale as of December 31, 2015. The following table summarizes transactions resulting in income and expense within our former CAF subsidiary for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2015
Total revenues	$6,418	$11,408
Loan operating expenses	(1,767)	(2,827)
Interest expense	(4,211)	(5,941)
General and administrative and other income and expenses, net	3,428	(1,785)
Income tax expense	(14)	(16)
Income (loss) from discontinued operations, net	$3,854	$839

Note 15. Commitments and Contingencies

Purchase Commitments

As of June 30, 2016, we had executed agreements to purchase an additional 56 homes in separate transactions for an aggregate purchase price of $10.1 million.

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

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016, on which the Court held a hearing June 1, 2016. We believe that this action has no merit and intend to defend vigorously against it.

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

AS OF JUNE 30, 2016

(Unaudited)

Note 16. Business Combination

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

The Merger was accounted for as a business combination in accordance with ASC 805, “Business Combinations”.  CAH was designated as the accounting acquirer, resulting in a reverse acquisition of SWAY. The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of SWAY were recorded at their respective fair values at the date of the Merger. While consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CAH did not issue any consideration in the Merger. Accordingly, the fair value of the consideration transferred was measured based on the number of equity interests CAH would have had to issue to give the shareholders of SWAY the same percentage interest in the combined company as a result of the reverse acquisition. Accordingly, the estimated fair value of the consideration transferred and non-controlling interests assumed was approximately $1.3 billion, which was based upon the estimated fair value of CAH’s equity interests, giving consideration to: (i) the estimated fair value of SWAY’s net assets and CAH’s net assets used to negotiate the Merger consideration; (ii) SWAY’s observable public share price, as adjusted for an implied control premium; and (iii) other factors. Our condensed consolidated financial statements issued after the Merger reflect these fair value adjustments and the combined results of operations subsequent to the date of the Merger. Since CAH was designated as the accounting acquirer, its historical financial statements for periods prior to January 5, 2016 only represent the historical financial information of CAH and its consolidated subsidiaries, including CAF prior to its spin-off.

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

The fair value of SWAY’s investments in NPLs was determined by using a discounted cash flow valuation model and also applying the estimated effect of a bulk sale of the portfolio.

The fair value of SWAY’s debt was determined by comparison of contractual terms of SWAY’s existing debt obligations to the then current market rates on a risk-adjusted basis. The associated future debt cash flows were then discounted back to present value to arrive at an estimated fair value of SWAY’s debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

The allocation of the total purchase price to SWAY’s tangible and intangible assets and liabilities under this methodology is as follows:

(in thousands)
Fair value of SWAY common shares issued	$1,280,777
Assets acquired:
Land and land improvements	784,405
Buildings and building improvements	1,756,847
Furniture, fixtures and equipment	24,532
Cash and cash equivalents	86,367
Restricted cash	86,681
Resident and other receivables, net	18,061
Non-performing loans	402,243
Asset-backed securitization certificates	26,553
Other assets	25,888
Liabilities assumed:
Accounts payable and accrued expenses	(71,190)
Resident prepaid rent and security deposits	(23,151)
Secured credit facility	(741,207)
Master repurchase facility	(274,441)
Convertible senior notes, net	(336,739)
Mortgage loans, net	(527,262)
Non-controlling interests	(214,081)
Net assets acquired	1,023,506
Goodwill	$257,271

These allocations are management’s estimates of fair value, which are preliminary as of June 30, 2016 and are subject to change. The goodwill recorded is primarily attributable to the synergies expected to arise after the Internalization and the Merger. During the quarter ended June 30, 2016, the Company recorded certain measurement period adjustments related to the provisional balances as of the Merger date, including the valuation of certain homes that were classified as held-for-sale and/or disposed of during the first six months of fiscal year 2016, and an adjustment to correct certain cash balances acquired in the Merger. The net effect of these adjustments, including the adjustment to correct cash acquired in the Merger, was a decrease in goodwill of approximately $6.8 million from the preliminary amount recorded as of the Merger date.

We incurred $5.1 million and $28.6 million of merger and transaction-related expenses related to the Merger during the three and six months ended June 30, 2016, respectively, and $7.1 million for the year ended December 31, 2015. There were no merger and transaction-related expenses during the six months ended June 30, 2015. Merger and transaction-related expenses are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third-party costs.

The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2015:

Six Months Ended
(in thousands, except per share data)	June 30, 2015
Total revenue	$270,113
Net loss attributable to common shareholders	(12,336)

Net loss per common share, basic and diluted	$(0.12)
Weighted-average common shares outstanding, basic and diluted	103,499

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

Note 17. Subsequent Events

Dividend Declaration

On August 2, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on October 15, 2016 to shareholders of record at the close of business on September 30, 2016.

Acquisition and Disposition of Homes

Subsequent to June 30, 2016, we have continued to purchase and sell homes in the normal course of business. For the period from July 1, 2016 through July 31, 2016, we purchased 35 homes with an aggregate acquisition cost of approximately $6.9 million. For the period from July 1, 2016 through July 31, 2016, we sold 54 homes with a gross aggregate selling price of $11.3 million.

Re-performing Loan Sale

In July 2016, we completed a sale of 339 re-performing loans for $45.9 million of net sales proceeds of which $23.7 million was used for payments on our master repurchase agreement which is included in liabilities related to assets held for sale (Note 14) on our condensed consolidated balance sheets.

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

In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016 and March 25, 2016.

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will (1) generate substantial current rental revenue, which we expect to grow over time, and (2) appreciate in value over the next several years following purchase. In addition, we have a portfolio of NPLs acquired in connection with the Merger held and administered through our joint venture with Prime. We have determined to exit the NPL business and are currently marketing this portfolio for disposition. While holding this portfolio, we may seek to (1) modify and hold or resell at higher prices if circumstances warrant, thus providing additional liquidity or (2) convert into homes through the foreclosure or other resolution process that can then be sold.

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.0% of the outstanding OP Units as of June 30, 2016.

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

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our Portfolio

As of June 30, 2016, our SFR portfolio consisted of 31,519 owned homes including 30,410 rental homes and 1,109 homes that we do not intend to hold for the long term. As of June 30, 2016, approximately 95.4% of our rental homes were occupied and approximately 95.7% of our stabilized rental homes were occupied. Approximately 91.0% of our rental homes are located in our top ten markets.

As of June 30, 2016, we had executed agreements to purchase properties in 56 separate transactions for an aggregate purchase price of $10.1 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

The following table provides a summary of our portfolio of SFRs as of June 30, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,581	13	5,594	96.2%	95.9%	$127,822	$144,456	$808	2,003	22	2014	$1,276
Miami	3,699	21	3,720	94.6%	94.1%	$208,447	$224,538	829	1,726	39	2015	$1,785
Tampa	3,256	2	3,258	95.1%	95.0%	$161,885	$182,852	589	1,710	31	2014	$1,475
Southern California	2,787	5	2,792	97.2%	97.1%	$272,886	$306,968	850	1,715	41	2013	$1,995
Houston	2,746	5	2,751	94.2%	94.0%	$151,628	$154,091	424	1,936	20	2015	$1,491
Orlando	2,407	—	2,407	96.5%	96.5%	$139,318	$164,073	395	1,736	27	2014	$1,358
Dallas	2,102	6	2,108	95.4%	95.1%	$178,132	$183,985	388	2,112	21	2015	$1,618
Denver	1,950	18	1,968	95.3%	94.4%	$205,474	$223,211	440	1,747	35	2014	$1,716
Las Vegas	1,722	—	1,722	94.6%	94.6%	$188,810	$204,623	352	2,043	17	2013	$1,397
Phoenix	1,343	—	1,343	95.9%	95.9%	$137,562	$152,351	205	1,700	26	2013	$1,148
Top 10 Markets	27,593	70	27,663	95.5%	95.3%	$174,168	$191,398	5,280	1,850	28	2014	$1,527
Northern California	779	—	779	98.3%	98.3%	$229,291	$252,663	196	1,436	47	2014	$1,729
Charlotte-Raleigh	785	11	796	97.8%	96.5%	$186,431	$208,157	166	2,350	13	2014	$1,612
Nashville	194	1	195	99.0%	98.5%	$276,435	$296,533	58	2,627	12	2015	$2,069
Other	977	—	977	95.2%	95.2%	$155,867	$160,469	157	1,615	36	2015	$1,604
Total / Average	30,328	82	30,410	95.7%	95.4%	$175,966	$193,081	$5,857	1,850	29	2014	$1,541

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to major renovation during the home life cycle.

(2)	Excludes 1,109 homes that we do not intend to hold for the long-term.
(3)

We measure homes by the number of rental units as compared to the number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this takes into account our investments in multi-unit properties and, we believe, provides a more meaningful measure to investors.

(4)	Homes acquired as a result of the Merger reflect the fair value step-up as of January 5, 2016.
(5)	Homes acquired as a result of the Merger reflect an acquisition date of January 5, 2016.
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

Acquisitions

We continue to acquire SFR homes for our portfolio. Our ability to identify and acquire homes that meet our investment criteria may be affected by home prices in our target markets, the inventory of homes available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of homes to rental. We utilize the acquisition process developed by the members of our executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by our highly scalable technology platform, market analytics and a local, cross-functional team.

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

We expect to continue to control renovation costs by leveraging our supplier relationships to negotiate attractive rates and rebates on items such as appliances, flooring, hardware, paint and other material components. The time to renovate a newly acquired property may vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the property. Upon completion of construction, we perform rigorous quality control and scope verification with our field project managers to ensure our homes have been completed to a rent-ready standard and are deemed ready for occupancy. During this process, we coordinate and communicate with our local property management and leasing teams on the timing and availability of the homes so that marketing and leasing activities can begin while the home is being prepared for occupancy.

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

Market-specific factors, including the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our target markets with respect to these metrics or others could adversely impact our rental income.

As of June 30, 2016, the 30,328 homes we owned in our stabilized home portfolio were approximately 95.7% occupied. As of December 31, 2015, the 17,683 homes we owned in our stabilized home portfolio were approximately 95.5% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.2 million and $0.4 million of such personnel costs for the three and six months ended June 30, 2016, respectively, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $2.1 million and $3.9 million of certain personnel costs which were capitalized for the three and six months ended June 30, 2016, respectively.

Loan Resolution Methodologies

As discussed in Item 1. Financial Statements (Unaudited), Note14. Discontinued Operations, we have decided to exit the NPL business and are marketing the portfolio for sale.

We and Prime employ various loan resolution methodologies with respect to our NPLs, including loan modification, collateral resolution and collateral disposition. The manner in which a NPL is resolved affects the amount and timing of revenue we receive.

Historically, a portion of our NPLs were returned to performing status primarily through loan modifications and some were sold.

Many of these NPLs entered foreclosure or similar proceedings, ultimately converting to homes that could then be sold. The costs we incur associated with converting loans generally include real estate taxes, insurance and ongoing property preservation costs on the underlying collateral, loan servicing and asset management and legal. The amount of costs incurred is primarily dependent on the length of time it takes to complete the foreclosure.

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

Revenue

Our revenue is generated primarily from rents collected under lease agreements for our homes. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, the amount of time that it takes us to renovate homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

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

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all homes converted from loans through the joint venture. Prime earns a one-time fee from us (the “Prime Transfer Fee”), equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets. The percentage for calculation of the Prime Transfer Fee for all Rental Pool Assets acquired is:

(1) 2.5% if disposition or resolution occurs prior to the earlier of (i) the date that is two months prior to the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the date that is the end of 80% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset);

(2) 2% if disposition or resolution occurs within the longer of the period that is: (i) the two months before through the two months following the expected disposition date for such asset (as originally determined at the time of acquisition of such asset) or (ii) the period commencing during the final 20% of the expected disposition period for such asset (as originally determined at the time of acquisition of such asset) and ending an equal number of days after the related expected disposition date; or

(3) 1% if disposition occurs later than the end of the longer of the periods in the foregoing clause (b) for such asset.

In connection with the asset management services that Prime provides to the joint venture’s Non-Rental Pool Assets, the joint venture pays Prime a monthly asset management fee in arrears for all Non-Rental Pool Assets acquired, equal to:

(1) if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or less, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments)

then existing plus (ii) 0.0833% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (a)(i) minus (iii) the pro-rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month; or

(2) if the aggregate net asset cost to the joint venture of such assets then existing is $350 million or more, (i) 0.0125% of the aggregate net asset cost to the joint venture of the performing loans (i.e. at least six consecutive months of timely payments) then existing plus (ii) 0.05% of aggregate net asset cost to the joint venture of the assets then existing but not included in the preceding clause (b)(i) minus (iii) the pro-rata portion of a month such assets that are sold, repaid or converted to Rental Pool Assets during the course of a calculation month.

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

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. As of June 30, 2016, less than 1% of our homes are serviced by third-party property management companies. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

Corporate Overhead

We incur general and administrative costs, including those costs related to being a public company. We expect these costs to decline as a percentage of revenue as our portfolio grows.

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

Significant Accounting Policies and Use of Estimates

Significant accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations, and require our difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in our reporting materially different amounts under different conditions or using different assumptions.

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. We believe that our accounting policies regarding investments in real estate and NPLs are the most critical in understanding the judgments involved in the preparation of our financial statements. Our financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision become known. Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data (Unaudited), Note 2. Basis of Presentation and Significant Accounting Policies in our Annual Report on Form 10-K filed on February 29, 2016.

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

Growth of Investment Portfolio

During the six months ended June 30, 2016, we increased our home portfolio by 13,723 homes, net of sales activities, primarily as a result of the Merger. The table below summarizes our SFR portfolio holdings as of June 30, 2016 and December 31, 2015.

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2016	2015
Total SFR portfolio homes	31,519	17,796

Cost basis of acquired homes(1)	$6,057,680	$3,498,221

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2016 and December 31, 2015 of $291.6 million and $207.8 million, respectively, and accumulated depreciation on real estate assets held for sale as of June 30, 2016 and December 31, 2015 of $0.9 million and $0.8 million, respectively.

Recent Developments

Developments During the Second Quarter of 2016:

•

On May 4, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $23.8 million, was made on July 15, 2016 to shareholders of record at the close of business on June 30, 2016.

•	On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business.
•

On June 7, 2016, we completed our fifth securitization transaction which was our first as a combined company post-merger. This transaction involved the issuance and sale in a private offering of Certificates issued by a Trust established by us. We sold $485.6 million of Certificates at a weighted-average blended interest rate of LIBOR plus 222 basis points to investors.

•	On June 7, 2016, we entered into a swap transaction to fix $450.0 million of variable rate debt at an effective interest rate of 3.32% over five years on average.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 17. Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to June 30, 2016.

Results of Operations

The main components of our net loss of $15.7 million and $59.9, respectively, for the three and six months ended June 30, 2016, as compared to our net loss of $4.6 million and $15.5 million, respectively, for the three and six months ended June 30, 2015, were as follows:

Revenues

	Three Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$134,442	$70,434	$64,008	91%
Other property income	6,412	4,778	1,634	34%
Other income	2,979	—	2,979	100%
Total revenues	$143,833	$75,212	$68,621	91%

	Six Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$264,894	$134,652	$130,242	97%
Other property income	12,456	9,393	3,063	33%
Other income	5,869	—	5,869	100%
Total revenues	$283,219	$144,045	$139,174	97%

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

For the three and six months ended June 30, 2016, we experienced an increase in total revenues of 91% and 97%, respectively, as compared to the same periods in 2015. The increase is primarily due to an increase in rental revenues which is primarily attributable to SFR portfolio growth. During the six months ended June 30, 2016, we increased our SFR home portfolio by 13,723 homes, net of sales activities, primarily as result of the Merger. Other property income includes tenant charge backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and operation and management of the assets of multiple private funds.

Expenses

	Three Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$22,030	$14,700	$7,330	50%
Real estate taxes, insurance and HOA costs	27,832	14,532	13,300	92%
Property management	9,332	4,471	4,861	109%
Interest expense	37,984	15,169	22,815	150%
Depreciation and amortization	44,844	26,874	17,970	67%
Impairment of real estate assets	144	275	(131)	-48%
Share-based compensation	711	—	711	100%
General and administrative	13,537	8,734	4,803	55%
Merger and transaction-related	5,073	—	5,073	100%
Total expenses	$161,487	$84,755	$76,732	91%

	Six Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$40,548	$28,194	$12,354	44%
Real estate taxes, insurance and HOA costs	55,114	28,572	26,542	93%
Property management	18,083	9,261	8,822	95%
Interest expense	75,441	31,315	44,126	141%
Depreciation and amortization	88,474	52,885	35,589	67%
Impairment of real estate assets	174	453	(279)	-62%
Share-based compensation	1,098	—	1,098	100%
General and administrative	30,875	17,979	12,896	72%
Merger and transaction-related	28,555	—	28,555	100%
Total expenses	$338,362	$168,659	$169,703	101%

For the three and six months ended June 30, 2016, we experienced an increase in total expenses of 91% and 101%, respectively, as compared to the same periods in 2015. Relative to total revenues, total expenses decreased to 112% for the three months ended June 30, 2016, from 113% for the corresponding period in 2015. The decrease is primarily attributable to improvements in efficiency, as further discussed below, which are primarily driven by economies of scale and improvements in business processes. Relative to total revenues, total expenses were 119%  for the six months ended June 30, 2016, compared to 117% for the corresponding period in 2015. The percentage of total expenses relative to total revenues increased primarily attributable to $28.6 million of merger and transaction-related expenses incurred during the six months ended June 30, 2016, resulting from the Internalization and Merger, but were offset by improvements in efficiency.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees. During the three and six months ended June 30, 2016, property operating and maintenance expense increased by $7.3 million and $12.4 million, respectively, from the same periods in 2015 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 16% and 15%, respectively, for the three and six months ended June 30, 2016, from 20% and 20%, respectively, for the three and six months ended June 30, 2015. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three and six months ended June 30, 2016, real estate taxes, insurance and HOA costs increased $13.3 million and $26.5 million, respectively, as compared to the same periods in 2015. These increases are related to the growth in the size of our portfolio of homes that are rent ready. We expect these costs to change as the size of our portfolio changes.

Property Management Expenses

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three and six months ended June 30, 2016, property management expenses increased $4.9 million and $8.8 million, respectively, as compared to the same periods in 2015. These increases are primarily attributable to growth in the size of our SFR portfolio of homes and are expected to change as the size of our portfolio changes.

Interest Expense

Interest expense increased by $22.8 million and $44.1 million, respectively, during the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily resulting from our aggregate borrowings of $4.2 billion and higher average debt balances (see Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q for a description of the debt instruments we entered in the year ended December 31, 2015 and assumed as a result of the Merger). Except as disclosed in Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q, we did not engage in any new financing activities, aside from net borrowing from existing facilities, during the six months ended June 30, 2016. Interest expense will fluctuate in future periods primarily as a result of changes in the amount our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and six months ended June 30, 2016, depreciation and amortization increased by $18.0 million and $35.6 million, respectively, as compared to 2015, primarily as a result of the increased number of in-service SFR properties in our portfolio as a result of the Merger. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our SFR portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and six months ended June 30, 2016 we recorded a decrease of $0.1 million and $0.3 million, respectively, of impairment expense as compared to the same period in 2015. The primary reason for the decreases in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited), Note 9. Share-Based Compensation included in this Quarterly Report on Form 10-Q, SWAY adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans prior to the Merger, fully vested as a result of the Merger and had no impact on share-based compensation expense during 2016.

Grants issued under these plans for the three and six months ended June 30, 2016, resulted in an increase of $0.7 million and $1.1 million, respectively, for share-based compensation expense as compared to the same periods in 2015 as we did not have any such plans or share-based compensation expense prior to the Merger. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants, changes in the price of our common shares and changes in estimated forfeiture rates.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, as well as standard professional service costs such as legal and audit fees and preparation of tax filings. During the three and six months ended June 30, 2016, general and administrative expense increased by $4.8 million and $12.9 million, respectively, as compared to the three and six months ended June 30, 2015, primarily as a result of increased headcount related to the Merger but offset in part by improvements in efficiency primarily attributable to economies of scale.

Merger and Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees and other expenses incurred in connection with the Internalization and Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the three and six months ended June 30, 2016, we recorded $5.1 million and $28.6 million, respectively, of such costs related to the Internalization and Merger. There were no merger and transaction-related expenses incurred during the corresponding periods of 2015. Although we expect to incur additional merger and transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to the three months ended June 30, 2016.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments and losses related to insurance claims. During the three and six months ended June 30, 2016, these activities resulted in net expense of $1.6 million and $0.4 million, respectively, compared to net expense of $1.3 million and $0.6 million during the same periods in 2015. The change in 2016 as compared to 2015 is primarily attributable to an increase in insurance deductibles incurred in 2016 as a result of claims made related to storm damages on SFR homes owned in Texas and a decrease in the fair value of our non-designated hedging instruments recorded in 2016 as compared to a gain recorded in 2015.

Discontinued Operations

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly-owned with Prime. We have a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary’s day-to-day operations. As discussed in Item 1. Financial Statements (Unaudited), Note 14. Discontinued Operations included in this Quarterly Report on Form 10-Q, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities were income of $2.7 million and a loss of $7.8 million for the three and six months ended June 30, 2016, respectively. During the corresponding periods in 2015, the net impact from discontinued operations resulting from the activities of our former CAF subsidiary (see Item 1. Financial Statements (Unaudited), Note 14. Discontinued Operations included in this Quarterly Report on Form 10-Q) were net income of $3.9 million and $0.8 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of June 30, 2016 and December 31, 2015 included cash and cash equivalents of $164.8 million and $162.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to exit our NPL business and to use the proceeds generated by such exit to reduce our corresponding debt. Under our joint venture agreement with Prime, the joint venture that owns all of our NPLs, we are expecting to sell all of the joint venture’s assets, which in aggregate totaled approximately $462.0 million as of June 30, 2016, over the next 12 months. Accordingly, we have reclassified this activity to discontinued operations as of June 30, 2016 (see Item 1. Financial Statements (Unaudited), Note 14. Discontinued Operations.)

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.8 million to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.9 million to shareholders of record at the close of business on March 31, 2016. Any future distributions payable are indeterminable at this time except as disclosed in Item 1. Financial Statements (Unaudited), Note 17. Subsequent Events.

Capital Resources

As of June 30, 2016, we have completed the following debt transactions (for further disclosure, see Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q).

Secured Credit Facilities

JPMorgan

We are party to the JPMorgan Facility which was amended in June 2016. Borrowings under the JPMorgan Facility accrue interest at the three-month LIBOR plus 3.00%. Under the amended JPMorgan Facility, we pay a monthly fee no greater than 0.50% of the unused commitment for as long as the maximum commitments are $550.0 million or less. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of June 30, 2016 and December 31, 2015,  no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and $300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the six months ended June 30, 2016 was 3.6%. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

CitiBank

In connection with the Merger, we assumed SWAY’s CitiBank Facility.  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amount outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by independent BPOs. As of June 30, 2016, approximately $700.0 million was outstanding under the CitiBank Facility and $225.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the six months ended June 30, 2016 was 3.4%. In June 2016, the CitiBank Facility was amended to provide for our ability to reduce capital commitments under the facility, and we elected to voluntarily reduce borrowing availability from $1.0 billion to $925.0 million at that time.

Master Repurchase Agreements

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property by Prime.  The repurchase agreement provided for maximum borrowings of up to $250.1 million as of June 30, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, subject to a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured, among other things, by equity interests in certain of Prime’s subsidiaries.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of June 30, 2016, the outstanding balance on this facility was approximately $250.1 million. SWAY used advances under the master repurchase agreement to acquire NPLs during the year ended December 31, 2014. During 2015 and 2016, certain of the NPLs have been sold and a portion of the proceeds have been used for payments against the master repurchase agreement. The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters in 2015 and 2016 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405
September 30, 2015	$394	$395	$331
December 31, 2015	$307	$318	$274
March 31, 2016	$273	$274	$268
June 30, 2016	$262	$264	$250

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

Mortgage Loans

During 2016, 2015 and 2014, we and SWAY completed mortgage loan transactions, each of which involved the issuance and sale in a private offering of Certificates issued by a Trust established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of Properties contributed to a newly-formed SPE indirectly owned by us.

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

In addition to the Offered Certificates, three of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us.  Additionally, in connection with the mortgage loan transaction completed in June 2016, we retained an interest-bearing Class F certificate.

Interest Rate Caps and Swaps

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate loans, secured credit facilities and master repurchase agreement. (See Item 1. Financial Statements (Unaudited), Note 12. Derivatives and Hedging.)

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$5,082	$40,182
Net cash provided by (used in) investing activities	146,822	(251,091)
Net cash (used in) provided by financing activities	(149,194)	401,379
Net change in cash and cash equivalents	$2,710	$190,470

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Additionally, cash used in operating activities during the six months ended June 30, 2016, included merger and transaction-related expenses. Our net cash flows provided by operations of $5.1 million and $40.2 million for the six months ended June 30, 2016 and 2015, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash provided by investing activities was $146.8 million for the six months ended June 30, 2016 due primarily to the net $57.7 million received as a result of the Merger and CAH reorganization, $136.3 million proceeds from the sales of real estate and $25.1 million received from liquidation, principal repayments and other proceeds on loans; offset in part by $18.5 million spent on the acquisition of homes and $50.1 million spent on the renovation of homes and other capital improvements to our real estate. Net cash used in investing activities was $251.1 million for the six months ended June 30, 2015 due primarily to the $117.3 million and $42.0 million spent on the acquisition and renovation of newly acquired homes, respectively, $64.6 million spent to originate new loans and $135.5 million spent on the acquisition of loans, offset in part by proceeds received for principal payments on loans of $70.5 million and proceeds received from the sale of real estate of $32.2 million.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash used in financing activities was $149.2 million for the six months ended June 30, 2016 primarily as a result of $44.6 million used to repurchase our common shares, $585.3 million of payments against our secured credit facilities and master repurchase facility, $23.9 million used for dividend payments and $11.9 million used for a payment of deferred offering costs, from the year ended December 31, 2013, that was accelerated by the Merger; offset in part by $485.6 million of net proceeds from the issuance of mortgage loans and $42.4 million of borrowings on our secured credit facilities. Cash flows provided by financing activities totaled $401.4 million during the six months ended June 30, 2015, primarily resulting from $640.1 million of net proceeds from the issuance of mortgage loans and borrowings on our JPMorgan Facility, which totaled $201.9 million, offset in part by payments against our JPMorgan Facility totaling $447.2 million.

Recent Accounting Pronouncements

See Item 1. Financial Statements (Unaudited), Note 2. Basis of Presentation and Significant Accounting Policies included in this Quarterly Report on Form 10-Q for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs, in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in these entities. Refer also to Item 1. Financial Statements (Unaudited), Note 7. Debt included in this Quarterly Report on Form 10-Q for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of June 30, 2016:

	June 30,
(in millions)	2016	2017	2018	2019	2020	After 2020	Total
Home purchase obligations(1)	$10.1	$—	$—	$—	$—	$—	$10.1
JPMorgan facility	—	—	—	—	—	—	—
CitiBank facility	12.1	701.9	—	—	—	—	714.0
Deutsche Bank master repurchase agreement	3.6	251.0	—	—	—	—	254.6
CAH 2014-1 mortgage loan(2)	8.2	16.3	16.3	502.7	—	—	543.5
CAH 2014-2 mortgage loan(2)	6.1	12.1	12.1	557.8	—	—	588.3
CAH 2015-1 mortgage loan(2)	8.3	16.4	16.4	16.4	679.5	—	737.0
SWAY 2014-1 mortgage loan(2)	7.5	15.0	15.0	15.0	529.4	—	581.9
CSH 2016-1 mortgage loan(2)	7.5	14.8	14.8	14.8	14.8	541.7	608.4
2017 Convertible Senior Notes	7.8	180.3	—	—	—	—	188.1
2019 Convertible Senior Notes	3.5	6.9	6.9	236.9	—	—	254.2
	$74.7	$1,214.7	$81.5	$1,343.6	$1,223.7	$541.7	$4,480.0

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Maturity dates assumes exercise of optional extension terms.

The table above does not include amounts due under the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Item 1. Financial Statements (Unaudited), Note 17. Subsequent Events included in this Quarterly Report on Form 10-Q or to any potential extension of term obligations.

Non-GAAP Measures

NAREIT FFO and Core FFO

Funds from operations (“FFO”) is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets, impairment of real estate assets, discontinued operations and adjustments for unconsolidated partnerships and joint ventures.

We believe that NAREIT FFO is a meaningful supplemental measure of the operating performance of our single-family rental business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers NAREIT FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation, gains or losses on sales of real estate, impairment of real estate assets, discontinued operations and adjustments for unconsolidated partnerships and joint ventures, management uses NAREIT FFO to measure returns on its investments in real estate assets. However, because NAREIT FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of NAREIT FFO as a measure of our performance is limited.

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, merger and transaction-related expenses, transitional (duplicative post-Merger) expenses, acquisition fees and other expenses, write-off of loan costs, loss on derivative financial instruments, amortization of derivative financial instruments, severance expense, non-cash interest expense related to amortization on convertible senior notes, and other non-comparable items, as applicable.

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

The following table sets forth a reconciliation of our net loss attributable to common shareholders as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(15,675)	$(59,874)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	44,700	88,084
Impairment on depreciated real estate investments	144	174
Gain on sales of previously depreciated investments in real estate	(527)	(1,911)
Non-controlling interests	(988)	(3,838)
(Income) loss on discontinued operations, net	(2,684)	7,817
Subtotal - NAREIT FFO	24,970	30,452
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and discounts	8,798	17,228
Merger and transaction-related expenses	5,073	28,555
Transitional expenses	1,753	7,383
Share-based compensation	711	1,098
Adjustments for derivative instruments, net	552	852
Core FFO	$41,858	$85,568

Core FFO per common share	$0.39	$0.79
Dividends declared per common share	$0.22	$0.44
Weighted-average shares - basic and diluted(1)	107,886,847	108,176,801

(1)	Includes outstanding OP Units exchangeable for 6,400,000 common shares.

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

We currently do not intend to hedge the risk associated with our NPLs and homes underlying such loans. However, we have and may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. As of June 30, 2016, we had recorded $3.6 billion of variable rate debt outstanding, of which $2.1 billion was effectively converted to fixed rate through swap contracts and $1.1 billion was protected by interest rate caps. The estimated aggregate fair market value of this debt was $3.6 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $16.0 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016, on which the Court held a hearing on June 1, 2016. We believe that this action has no merit and intend to defend vigorously against it.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 1. Financial Statements (Unaudited), Note 15. Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

We depend on key executives, regional managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled regional managers and qualified field personnel such as construction and property management employees. There is a high level of competition for these employees and our ability to operate and expand our portfolio depends on our ability to attract and retain these personnel. Competition for qualified management and field personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time personnel, increases the risk that our employees will not have the training and experience needed to provide competitive, high-quality services. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified personnel or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, our board of trustees authorized the 2015 Program and, on January 27, 2016, our board of trustees authorized an increase and extension to the 2015 Program. Under the program, we may repurchase up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended June 30, 2016, we did not repurchase any common shares. During the six months ended June 30, 2016, we repurchased 2.0 million common shares for $44.6 million under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
April 1, 2016 to April 30, 2016	—	$—	—	$197,152
May 1, 2016 to May 31, 2016	—	$—	—	$197,152
June 1, 2016 to June 30, 2016	—	$—	—	$197,152
Total repurchases for the three months ended June 30, 2016	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are currently searching for a new Chief Technology Officer following the resignation of our former Chief Technology and Marketing Officer (“CTMO”) effective July 21, 2016. We cannot assure you that we will be able to hire an appropriately qualified individual.

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

COLONY STARWOOD HOMES

Date: August 9, 2016	By:	/s/Fred Tuomi
Fred Tuomi
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Arik Prawer
Arik Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

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

10.1

Loan Agreement, dated as of June 7, 2016, between CSH 2016-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of Colony Starwood Home’s Current Report on Form 8-K filed June 7, 2016)

10.2

Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2015, among the Property Owners Party thereto from time to time, each as a Borrower, ColFin AH Finance Masterco, LLC, as Guarantor, ColFin AH Finance Holdco, LLC, as Guarantor and the Borrower Representative, Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent, JPMorgan Chase Bank, National Association, as Lead Arranger, Agent and a Lender, and the lenders from time to time party thereto

10.3	Loan Agreement, dated as of April 10, 2014, between CAH 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender
10.4	Loan Agreement, dated as of June 30, 2014, between CAH 2014-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender)
10.5	Loan Agreement, dated as of June 11, 2015, between CAH 2015-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document