Form 10-Q
period 2016-09-30
Colony Starwood Homes
filed 2016-11-07
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 3, 2016, there were 101,492,693 of the registrant’s common shares, par value $0.01 per share, outstanding.

COLONY STARWOOD HOMES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

CAUTIONARY STATEMENTS

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

•

the possibility that the anticipated benefits from the Internalization or the Merger may not be realized or may take longer to realize than expected or that unexpected costs or unexpected liabilities may arise from the Internalization or the Merger;

•	the outcome of any legal proceedings that have been or may be instituted against us, CAH or others following the announcement or the completion of the Internalization or the Merger;

•	expectations regarding the timing of generating additional revenues;

•

continuing to expand our scale of operations and make acquisition even if the rental and housing markets are not as favorable as they were when we commenced operations, which could adversely impact anticipated yields;

•	changes in our business and growth strategies;

•	our ability to hire and retain highly skilled managerial, investment, financial and operational personnel;

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

•	declines in the value of homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;

i

•	the availability of attractive investment opportunities in homes that satisfy our investment objectives and business and growth strategies;

•	our ability to convert the homes we acquire into rental homes generating attractive returns and to effectively control the timing and costs relating to the renovation of properties;

•	our ability to successfully modify or otherwise resolve or dispose of our remaining non-performing loans (“NPLs”);

•

our ability to complete the exit from our joint venture with Prime Asset Fund VI, LLC (“Prime”), an asset manager that specializes in NPLs, in the anticipated time period on acceptable terms and to re-deploy net cash proceeds therefrom;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;

•	the failure of residents to pay rent when due or otherwise perform their lease obligations;

•	our ability to effectively manage our portfolio of rental homes;

•	the concentration of credit risks to which we are exposed;

•	the rates of default or decreased recovery rates on our target assets;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	potential conflicts of interest with Starwood Capital Group, Colony Capital, Inc. and their affiliates and managed investment activities;

•	the timing of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our expected leverage;

•	financial and operating covenants contained in our credit facilities and securitizations that could restrict our business and investment activities;

•	effects of derivative and hedging transactions;

•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	actions and initiatives of the U.S., state and municipal government and changes to these governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;

•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016, March 25, 2016 and October 11, 2016.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of	As of
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,538,642	$751,582
Buildings and building improvements	4,328,414	2,653,380
Furniture, fixtures and equipment	122,032	76,199
Total investments in real estate properties	5,989,088	3,481,161
Accumulated depreciation	(333,989)	(207,841)
Investments in real estate properties, net	5,655,099	3,273,320
Real estate held for sale, net	36,942	16,279
Cash and cash equivalents	130,890	162,090
Restricted cash	174,874	69,284
Investments in unconsolidated joint ventures	34,620	35,518
Loans receivable, net	—	646,479
Asset-backed securitization certificates	110,538	33,689
Assets held for sale (Note 14)	115,473	—
Goodwill	259,046	—
Other assets, net	46,597	42,159
Total assets	$6,564,079	$4,278,818

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$122,274	$27,605
Resident prepaid rent and security deposits	57,605	31,813
Related-party payable	—	514
Secured credit facilities	593,552	477,284
Master repurchase facility	—	167,348
Mortgage loans, net	2,738,746	1,690,918
Convertible senior notes, net	351,834	—
Secured notes, net	—	215,634
Liabilities related to assets held for sale (Note 14)	47,397	—
Other liabilities	5,712	16,303
Total liabilities	3,917,120	2,627,419
Commitments and contingencies (Note 15)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and 125 issued and outstanding as of December 31, 2015	—	—
Common A common shares $.01 par value, 26,075,000 shares authorized, issued and outstanding as of December 31, 2015	—	261
Common B common shares $.01 par value, 423,925,000 shares authorized, 123,068,500 issued and outstanding as of December 31, 2015	—	1,231
Common shares $.01 par value, 500,000,000 shares authorized, 101,492,693 issued and outstanding as of September 30, 2016	1,015	—
Additional paid-in capital	2,733,101	1,223,030
Accumulated deficit	(285,491)	(147,484)
Accumulated other comprehensive loss	(6,607)	(2,150)
Total shareholders’ equity	2,442,018	1,074,888
Non-controlling interests	204,941	576,511
Total equity	2,646,959	1,651,399
Total liabilities and equity	$6,564,079	$4,278,818

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE
Rental income	$135,572	$73,350	$400,466	$208,002
Other property income	7,374	5,476	19,830	14,869
Other income	3,153	—	9,022	—
Total revenues	146,099	78,826	429,318	222,871
EXPENSES
Property operating and maintenance	23,678	15,119	64,226	43,313
Real estate taxes, insurance and HOA costs	28,025	14,889	83,139	43,461
Property management	8,377	4,526	26,460	13,787
Interest expense	39,296	16,395	114,737	47,710
Depreciation and amortization	47,344	27,415	135,818	80,300
Impairment of real estate assets	356	603	530	1,056
Share-based compensation	824	—	1,922	—
General and administrative	11,525	8,789	42,400	26,768
Merger and transaction-related	1,503	2,420	30,058	2,420
Total expenses	160,928	90,156	499,290	258,815
Net gain (loss) on sales of real estate	1,453	(836)	3,364	403
Equity in income from unconsolidated joint ventures	185	45	539	151
Other (expense) income, net	1,312	(673)	(1,379)	(2,632)
Loss before income taxes	(11,879)	(12,794)	(67,448)	(38,022)
Income tax expense	161	797	487	1,051
Net loss from continuing operations	(12,040)	(13,591)	(67,935)	(39,073)
Income (loss) from discontinued operations, net (Note 14)	449	(4,617)	(7,368)	(3,778)
Net loss	(11,591)	(18,208)	(75,303)	(42,851)
Net loss attributable to non-controlling interests	691	7,005	4,529	16,126
Net loss attributable to Colony Starwood Homes	(10,900)	(11,203)	(70,774)	(26,725)
Net income attributable to preferred shareholders	—	(4)	—	(12)
Net loss attributable to common shareholders	$(10,900)	$(11,207)	$(70,774)	$(26,737)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.21)	$(0.67)	$(0.60)
Income (loss) from discontinued operations	$—	$(0.07)	$(0.07)	$(0.06)
Net loss attributable to common shareholders	$(0.11)	$(0.17)	$(0.70)	$(0.41)

Dividends declared per common share	$0.22	$—	$0.66	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Other Comprehensive Loss:
Net loss	$(11,591)	$(18,208)	$(75,303)	$(42,851)
Other comprehensive (loss) income:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	9,215	(450)	(7,609)	(1,761)
Reclassifications to income	1,246	79	3,053	79
	10,461	(371)	(4,556)	(1,682)
Unrealized loss on available-for-sale securities	—	—	—	(315)
Other comprehensive income (loss)	10,461	(371)	(4,556)	(1,997)
Comprehensive income (loss)	(1,130)	(18,579)	(79,859)	(44,848)
Comprehensive loss (income) attributable to non-controlling interests	70	7,144	4,798	16,873
Comprehensive income (loss) attributable to common shareholders	$(1,060)	$(11,435)	$(75,061)	$(27,975)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
	Preferred				Additional		Other	Total	Non-
	Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2015	125	$—	149,143,500	$1,492	$1,223,030	$(147,484)	$(2,150)	$1,074,888	$576,511	$1,651,399
Net effects of CAH Reorganization	(125)	—	—	—	271,275	4,305	—	275,580	(576,511)	(300,931)
Net effects of Merger	—	—	(45,626,500)	(457)	1,281,404	—	(170)	1,280,777	214,081	1,494,858
Capital distributions	—	—	—	—	—	—	—	—	(4,342)	(4,342)
Dividends declared of $0.66 per share	—	—	—	—	—	(71,538)	—	(71,538)	—	(71,538)
Repurchases of common shares	—	—	(2,049,433)	(20)	(44,530)	—	—	(44,550)	—	(44,550)
Share-based compensation	—	—	25,126	—	1,922	—	—	1,922	—	1,922
Net loss	—	—	—	—	—	(70,774)	—	(70,774)	(4,529)	(75,303)
Other comprehensive loss	—	—	—	—	—	—	(4,287)	(4,287)	(269)	(4,556)
Balances at September 30, 2016	—	$—	101,492,693	$1,015	$2,733,101	$(285,491)	$(6,607)	$2,442,018	$204,941	$2,646,959

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,303)	$(42,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,818	80,312
Amortization of net origination fees	—	(757)
Amortization of debt discounts	16,106	671
Amortization of deferred financing costs	10,400	14,457
Share-based compensation	1,922	—
Equity in income of unconsolidated joint ventures	(539)	(151)
Distributions from unconsolidated joint ventures	539	—
Bad debt expense	6,442	3,697
Net gain on sales of real estate	(4,299)	(403)
Gain on loan conversions, net (Note 14)	(12,852)	—
Gain on NPL sales (Note 14)	(13,485)	—
Gain on sale of marketable securities	—	(288)
Unrealized losses (gains) from derivative instruments	1,441	321
Impairment of real estate assets	530	1,056
Net changes in operating assets and liabilities:
Restricted cash	(16,994)	(9,456)
Other assets	(2,956)	(6,930)
Accounts payable and accrued expenses	11,076	22,327
Resident prepaid rent and security deposits	2,641	3,258
Other liabilities	(310)	9,341
Net cash provided by operating activities	60,177	74,604

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the Merger and CAH Reorganization, net	56,144	—
Acquisition of real estate properties	(127,585)	(157,768)
Capital expenditures for real estate properties	(66,410)	(53,841)
Proceeds from sales of real estate	216,358	56,649
Proceeds from sales of loans and other proceeds on loans (Note 14)	346,464	—
Proceeds from sales of marketable securities	—	4,430
Distributions from unconsolidated joint ventures	1,024	4,585
Investment in purchased loans receivable (Note 14)	—	(82,936)
Repayments of principal on loans receivable (Note 14)	—	125,311
Net disbursements on originated loans (Note 14)	—	(228,585)
Payment of leasing costs	(6,972)	(4,037)
Net cash provided by (used in) investing activities	419,023	(336,192)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured credit facilities	$42,374	$326,273
Payments of secured credit facilities	(667,406)	(446,903)
Payments on master repurchase facility (Note 14)	(232,569)	—
Proceeds from the issuance of mortgage loans, net	485,641	640,073
Payments on mortgage loans	(12,251)	(7,841)
Payment of financing costs	(10,978)	(20,328)
Change in escrow reserves for credit facilities and mortgage loans, net	(6,141)	13,478
Repurchases of common shares	(44,550)	—
Contributions from non-controlling interests	—	30,000
Distributions to non-controlling interests	(4,342)	(128,059)
Proceeds from issuance of preferred shares	—	101
Payments of dividends and redemption of preferred shares	(48,307)	(204,241)
Payment of offering costs	(11,871)	(4,748)
Net cash (used in) provided by financing activities	(510,400)	197,805
Net change in cash and cash equivalents	(31,200)	(63,783)
Cash and cash equivalents at beginning of the period	162,090	223,857
Cash and cash equivalents at end of the period	$130,890	$160,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$92,112	$34,548
Cash paid for income taxes	$561	$442

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,673	$2,223
Loan basis converted to real estate properties (Note 14)	$60,189	$—
Investment in securitization certificates issued by subsidiaries	$50,296	$33,689
Capital contributions receivable from non-controlling interests	$—	$22,316
Repayment of principal on loans receivable held by servicer and included in accounts receivable	$—	$791

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 units in our operating partnership (“OP Units”). The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger. Since SWAY was the legal acquirer, the transaction resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented. In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 5, 2016, as amended on March 22, 2016, March 25, 2016 and October 11, 2016.

As of December 31, 2015, CAH held a controlling interest in Colony American Finance (“CAF”), a specialty residential finance company that originates loans to small to midsize aggregators of single-family residential (“SFR”) homes.  In connection with the Merger, CAF was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger. The 2015 operations of CAF were classified as discontinued operations (see Note 14. Discontinued Operations.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in March 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will generate substantial current rental revenue, which we expect to grow over time.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 94.0% of the outstanding OP Units as of September 30, 2016.

We have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection our exit from the NPL business. We have determined to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Note 14. Discontinued Operations.)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2016, and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016. The interim results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016, and CAH’s consolidated financial statements and notes thereto included in Exhibit 99.1 to our current report on Form 8-K/A, as filed with the SEC on October 11, 2016.

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

AS OF SEPTEMBER 30, 2016

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

As described in Note 7. Debt, we entered into multiple mortgage loan arrangements with JPMorgan. As part of these arrangements, JPMorgan transferred the loans into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we purchased certain Class F and all related Class G certificates. We have determined that the trusts are VIEs. We have evaluated the purchased Class F and Class G certificates as a variable interest in the trusts and concluded that the Class F and Class G certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts expected residual returns. Additionally, we have concluded that the Class F and Class G certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at September 30, 2016 and December 31, 2015, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class F and Class G certificates have been included and reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. At the date of the Merger, SWAY was party to a similar mortgage loan arrangement with JPMorgan, which included a retained Class G certificate. Based on our evaluation of the Class G certificate as a variable interest in the trust and our determination that we are not the primary beneficiary of the trust, we do not consolidate the trust and have recorded a mortgage loan liability at September 30, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class G certificate has been reflected as an asset-backed securitization certificate in the accompanying condensed consolidated balance sheets as of September 30, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Marketing Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investments to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three and nine months ended September 30, 2016 and 2015.

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

The most significant estimates that we make are of the fair value of our properties in regards to impairment. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model, which are significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These estimates of fair value are determined using methodologies similar to those described below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

Restricted Cash

Restricted cash is primarily comprised of resident security deposits held by us and rental revenues held in accounts controlled by lenders on our debt facilities, as well as cash collateral held by the counterparty to certain of our interest rate swap contracts.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as real estate held for sale in the condensed consolidated financial statements. The properties that are classified as real estate held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended September 30, 2016 and 2015, we recorded impairment charges of $0.4 million and $0.6 million, respectively, related to assets classified as held for sale. For the nine months ended September 30, 2016 and 2015, we recorded impairment charges of $0.5 million and $1.1 million, respectively.

Goodwill

We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of leased properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill.  As we sell properties, our goodwill will likely continue to gradually decrease over time.

Non-Performing Loans

As a result of the Merger, we acquired a portfolio of NPLs held and administered through our joint venture with Prime. We have decided to exit the NPL business and we are currently marketing all remaining assets of the joint venture for disposition. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods in the accompanying condensed consolidated statements of operations. See Note 14. Discontinued Operations for further disclosure.

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and also applied the estimated effect of a bulk sale of the portfolio.

When we convert loans into homes (real estate owned or “REO”) through foreclosure or other resolution processes and have obtained title to the property, the property is initially recorded at fair value. The fair value of these assets at the time of loan conversion is estimated using BPOs. Gains are recognized in earnings immediately when the fair value of the acquired property exceeds our recorded investment in the loan. Conversely, any excess of the recorded investment in the loan over the fair value of the property would be immediately recognized as a loss. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain or loss. All REOs are classified as assets held for sale and not depreciated. Upon the sale of REOs that were converted from NPLs, we recognize the resulting gain or loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.6 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended September 30, 2016 and 2015, we incurred bad debt expense of $2.4 million and $1.8 million, respectively. During the nine months ended September 30, 2016 and 2015, we incurred bad debt expense of $6.4 million and $3.7 million, respectively.

We recognize sales of real estate when a sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with unvested RSUs, convertible senior notes, and redeemable OP Units, except when doing so would be anti-dilutive.

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

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 13. Income Taxes.  We recorded tax expense of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2016 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

recorded a tax expense of approximately $0.8 million and $1.1 million for the three and nine months ended September 30, 2015, respectively.

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

Segment Information

As of September 30, 2016, we are comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

As of December 31, 2015 and during the three and nine months ended September 30, 2015, we determined that we had two  reportable segments: (1) our portfolio of SFR homes; and (2) single-family real estate loans, which included originated and acquired debt issued to single-family residential property investors through our CAF subsidiary.  As a result of the Merger, our CAF subsidiary was spun out to CAH’s investors effective as of the Merger date.

In April 2016, we made a strategic shift to exit our remaining single-family real estate loan business, and therefore we have reclassified CAF’s historical revenues and expenses as discontinued operations, net in the condensed consolidated statements of operations (see Note 14. Discontinued Operations).

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three and nine months ended September 30, 2015, we reclassified $1.3 million and $3.8 million, respectively, of HOA dues and related expenses from property operating expenses to real estate taxes, insurance and HOA costs in the condensed consolidated statements of operations.

Additionally, in connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors. As a result of our strategic shift to exit the single-family residential loan business in April 2016, the operations of CAF are classified in discontinued operations (Note 14. Discontinued Operations).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

Geographic Concentrations

We hold significant concentrations of homes in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	September 30,	December 31,
Market	2016	2015
Southern California	15%	21%
Atlanta	13%	13%
Miami	12%	7%
Tampa	10%	10%

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our home portfolio for the nine months ended September 30, 2016 (in thousands)(1):

Balance as of December 31, 2015	$3,498,135
Acquisitions related to Merger	2,458,209
Acquisitions	127,585
Capitalized expenditures	63,725
Basis of real estate sold	(119,751)
Impairment of real estate	(530)
Balance as of September 30, 2016	$6,027,373

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2016, and December 31, 2015 of $334.0 million and $207.8 million, respectively; and excludes accumulated depreciation on real estate assets held for sale as of September 30, 2016 and December 31, 2015, of $1.3 million and $0.8 million, respectively.

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 SFRs primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for the ownership interest using the equity method. As of September 30, 2016 and December 31, 2015, the joint venture owned 877 and 939 SFRs, respectively.

Note 5. Loans Receivable

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary, which included 131 single-family residential term loans (typically five or 10-year terms) with a carrying value of $482.7 million and 460 bridge loans (typically six to 24 month terms) with a carrying value of $163.8 million. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF as of September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

Note 6. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	September 30,	December 31,
	2016	2015
Deferred financing costs, net	$5,638	$9,816
Deposits	3,383	3,083
Deferred leasing costs, net	4,747	1,651
Furniture, fixtures and equipment, net	3,585	1,367
Receivables, net - single-family residential rentals	11,453	1,296
Receivables, net - single-family real estate loans	—	8,760
Prepaid expenses	12,295	11,540
Other	5,496	4,646
Total other assets	$46,597	$42,159

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

We also amended the JPMorgan Facility in June 2016 to provide that the monthly fee we pay on the unused commitment shall be no greater than 0.50% of those amounts for so long as the maximum commitments are $550.0 million or less. If such maximum commitments are greater than $550.0 million, we pay a monthly fee equal to 0.50% of the unused commitments if the unused commitments are less than 50% of the maximum commitments, and, if the unused commitments are greater than 50% of the total commitments of over $550.0 million, the monthly unused fee is 1.00%. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of September 30, 2016 and December 31, 2015, no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and $300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the nine months ended September 30, 2016 and the year ended December 31, 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. As of September 30, 2016, approximately $593.6 million was outstanding under the CitiBank Facility and $181.4 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the nine months ended September 30, 2016 was 3.4%. In September 2016, we elected to voluntarily reduce borrowing availability from $925.0 million to $775.0 million on the CitiBank Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

The Senior SFR Facilities contain certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels, as defined in the respective credit agreements. As of September 30, 2016, the entities subject to these covenants were in compliance.

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

Master Repurchase Agreements

Deutsche Bank

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property held by Prime.  The repurchase agreement provided for maximum borrowings of up to $41.9 million as of September 30, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, and includes a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured by equity interests in certain of our Prime joint venture entities.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of September 30, 2016, the outstanding balance on this facility was approximately $41.9 million and is included in liabilities related to assets held for sale (Note 14) on our condensed consolidated balance sheets. We are obligated by the terms of the repurchase agreement, to apply certain proceeds from the sale of the assets within the Prime portfolio to the outstanding balance on this facility.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth and maximum leverage ratio. As of September 30, 2016, we were in compliance with these covenants.

Credit Suisse

As of December 31, 2015, we were a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC and two other banks (the “Lenders”) to finance originated and acquired term loans for our single-family real estate loans operations under CAF (the “CAF MRA Facility”). This facility was a revolving line with interest at LIBOR plus a spread ranging from 2.85% to 3.75%, depending upon the Lender.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF, or the CAF MRA Facility, as of September 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

The following tables summarize the terms of the Convertible Senior Notes outstanding as of September 30, 2016 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	9.22%	33.6374	10/15/17	1.04 years
2019 Convertible Notes	$230,000	3.00%	11.06%	31.6046	7/1/19	2.75 years

September 30,
2016
Total principal	$402,500
Net unamortized fair value adjustment	(50,666)
Carrying amount of debt components	$351,834

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability recorded as a result of the Merger (Note 16).
(2)

We have the option to settle any conversions in cash, common shares, or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at September 30, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. Neither of the Convertible Senior Notes met the criteria for conversion as of September 30, 2016.

Terms of Conversion

As of September 30, 2016, the conversion rate applicable to the 2019 Convertible Notes was 31.6046 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $31.64 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of September 30, 2016, the conversion rate applicable to the 2017 Convertible Notes was 33.6374 common shares per $1,000 principal amount of the 2017 Convertible Notes (equivalent to a conversion price of approximately $29.73 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible Notes Trustee.  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into five to seven components, each of which corresponds to one class of Certificates which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		September 30,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2016	2015
CAH 2014-1	April 2014	May 2019	1.78%	(2)	$494,795	$501,641
CAH 2014-2	June 2014	July 2019	1.73%		550,458	553,698
CAH 2015-1	June 2015	July 2020	1.97%		672,596	673,357
CSH 2016-1	June 2016	July 2021	2.31%		535,475	—
SWAY 2014	December 2014	January 2020	2.36%		528,069	—
					2,781,393	1,728,696
Deferred financing costs, net					(38,776)	(34,645)
Unamortized discount					(3,871)	(3,133)
Carrying value					$2,738,746	$1,690,918

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

We have also evaluated the purchased Class F and Class G certificates (the “Retained Certificates”) as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the homes placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at September 30, 2016 and December 31, 2015, in the accompanying condensed consolidated balance sheets.  Separately, the $110.5 million and $33.7 million of purchased Retained Certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 12. Derivatives and Hedging for the details of our derivative financial instruments.

Secured Notes

In October 2015, CAF completed a mortgage loan transaction backed by 69 single-family residential term loans made to multiple borrowers. CAF issued, through a subsidiary, $223.9 million of five- and ten-year term non-recourse mortgage-backed notes with a blended rate of 3.51% (the “Secured Notes”). The loan arranger for the Secured Notes subsequently transferred them into a trust that issued and sold pass-through certificates approximating the principal amount of the Secured Notes.  As of December 31, 2015, the balance of the Secured Notes was $215.6 million.  Concurrent with the Merger, CAF was spun out to CAH investors and therefore we do not own an interest in CAF, or the Secured Notes, as of September 30, 2016.

Total Borrowings

As of September 30, 2016, we had total outstanding borrowings of $3.8 billion, of which borrowings under our Senior SFR Facilities and master repurchase agreements were $635.4 million, the total amount related to mortgage loans were $2.8 billion and the total amount related to the Convertible Senior Notes was $402.5 million. As of September 30, 2016, we had approximately $42.0 million in net deferred financing costs which we amortize using the effective interest rate method. As of September 30, 2016, we were in compliance with all of our debt facility requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross interest cost	$39,488	$16,846	$115,265	$50,459
Capitalized interest	192	451	528	2,749
Interest expense	$39,296	$16,395	$114,737	$47,710

The following table summarizes the contractual maturities of our debt as of September 30, 2016; maturity dates assume exercise of optional extension terms of mortgage loans (in thousands):

	Remaining
	2016	2017	2018	2019	2020	After 2020	Total
Senior credit facilities	$—	$—	$593,552	$—	$—	$—	$593,552
Master repurchase agreement(1)	—	41,871	—	—	—	—	41,871
Mortgage loans	1,105	4,419	4,419	1,035,309	1,200,665	535,474	2,781,391
Convertible Senior Notes	—	172,500	—	230,000	—	—	402,500
Total	$1,105	$218,790	$597,971	$1,265,309	$1,200,665	$535,474	$3,819,314

(1)	Included in liabilities related to assets held for sale (see Note 14. Discontinued Operations.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

Note 8. Net Loss per Share

As of the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to us. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(12,040)	$(13,591)	$(67,935)	$(39,073)
Less: Net loss from continuing operations attributable to the non-controlling interests	718	5,229	4,086	14,704
Less: Net income attributable to preferred shareholders	—	(4)	—	(12)
Net loss from continuing operations attributable to common shareholders	(11,322)	(8,366)	(63,849)	(24,381)
Income (loss) from discontinued operations, net	449	(4,617)	(7,368)	(3,778)
Less: Net income (loss) from discontinued operations attributable to the non-controlling interests	(27)	1,776	443	1,422
Net income (loss) from discontinued operations attributable to common shareholders	422	(2,841)	(6,925)	(2,356)
Net loss attributable to common shareholders	$(10,900)	$(11,207)	$(70,774)	$(26,737)
Denominator:
Basic and diluted weighted-average shares outstanding	101,489,857	64,869,526	101,680,457	64,869,526
Earnings (loss) per share:
Net loss from continuing operations	$(0.12)	$(0.21)	$(0.67)	$(0.60)
Less: Net loss from continuing operations attributable to the non-controlling interests	0.01	0.08	0.04	0.23
Less: Net income attributable to preferred shareholders	—	—	—	—
Net loss from continuing operations attributable to common shareholders	(0.11)	(0.13)	(0.63)	(0.38)
Income (loss) from discontinued operations, net	—	(0.07)	(0.07)	(0.06)
Less: Net income (loss) from discontinued operations attributable to the non-controlling interests	—	0.03	—	0.02
Net income (loss) from discontinued operations attributable to common shareholders	—	(0.04)	(0.07)	(0.04)
Net loss attributable to common shareholders	$(0.11)	$(0.17)	$(0.70)	$(0.41)

The dilutive effect of outstanding RSUs is calculated using the treasury stock method, which includes consideration of share-based compensation required by GAAP.

As we reported a net loss for the three and nine months ended September 30, 2016, and the corresponding periods of 2015, both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2016, 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, as the RSUs do not participate in losses. For the three and nine months ended September 30, 2015, there were no RSUs to exclude from the computation of diluted net loss per share. For the three and nine months ended September 30, 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as they were not convertible as of the end of the period and we have the intent and ability to settle the obligation in cash. There were no such Convertible Senior Notes in the corresponding periods of 2015. For the three and nine months ended September 30, 2016, the potential common shares issuable upon the redemption of 6.4 million OP Units were excluded from the computation of diluted net loss per share and the OP Units do not participate in losses. There were no such redeemable OP Units in the corresponding periods of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

Under the Equity Plan, during the nine months ended September 30, 2016, we granted 523,009 RSUs to certain employees which vest over four years, no RSUs vested and 49,320 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the nine months ended September 30, 2016, we granted 25,126 restricted shares to our non-executive trustees, including 9,782 restricted shares granted to members of our board of trustees in lieu of trustee fees with an aggregate grant value of approximately $0.3 million, 9,782 shares vested and no shares were forfeited. The remaining 15,344 awards of restricted shares vest in one annual installment in March 2017.

After giving effect to activity described above and summarized in the table below, we have 1,173,276 and 128,970 shares available for grant as of September 30, 2016, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSUs and restricted share awards activity during the nine months ended September 30, 2016:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date	Restricted	Grant date		Grant date
	RSUs	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2015	—	$—	—	$—	—	$—
Granted	523,009	$24.34	25,126	$24.51	548,135	$24.34
Vested	—	$—	(9,782)	$27.17	(9,782)	$27.17
Forfeited	(49,320)	$24.33	—	$—	(49,320)	$24.33
Nonvested shares, September 30, 2016	473,689	$24.34	15,344	$22.81	489,033	$24.29

During the three and nine months ended September 30, 2016, we recorded $0.8 million and $1.9 million of share-based compensation expense, respectively, on our condensed consolidated statements of operations. During the three and nine months ended September 30, 2015, there was no share-based compensation expense recorded on our condensed consolidated statements of operations. As of September 30, 2016, $10.1 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 3.5 years.

Equity Transactions

As discussed in Note 1, as consideration for the Merger, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. In addition, upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to the Operating Partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis.

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our outstanding common shares through May 6, 2017. During the nine months ended September 30, 2016, we repurchased approximately 2.0 million of our shares for $44.6 million. As of September 30, 2016, up to $197.2 million may yet be purchased under the program.

On August 2, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Total dividend payments of $23.8 million were made on October 14, 2016 to shareholders of record at the close of business on September 30, 2016. On July 15,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.

Note 10. Related-Party Transactions

Transition Services Agreement

On November 4, 2014, we completed the internalization (the “Management Internalization”) of our third-party management company (“CAH Manager”). CAH Manager was a majority-owned indirect subsidiary of Colony Capital, LLC (“Colony Capital”). Upon the closing of the Management Internalization, we entered into a transition services agreement with Colony Capital to obtain the services of certain administrative personnel. Pursuant to this agreement, we were provided with dedicated personnel to staff general and administrative functions necessary for its operations. The agreement also allowed certain Colony Capital senior management personnel to serve as officers of CAH. In accordance with the transition services agreement, we reimbursed Colony Capital for all compensation and benefits and costs associated with the employees dedicated to its operations. The transition services agreement terminated in January 2016 upon the consummation of the Merger. For the nine months ended September 30, 2016, we did not incur any transition service fees. For the three and nine months ended September 30, 2015, we incurred $0.9 million and $3.0 million of transition service fees, respectively, which are included in general and administrative expenses on the condensed consolidated statements of operations. Any unpaid fees and costs are included in related-party payables in the accompanying condensed consolidated balance sheets.

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly-owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended September 30, 2016 and 2015, we earned management fees of approximately $0.7 million and $0.7 million, respectively. For the nine months ended September 30, 2016 and 2015, we earned approximately $2.2 million and $2.2 million, respectively. Management fees earned from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earn fees and are reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. These fees and reimbursed expenses are included in other income in the accompanying condensed consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the three and nine months ended September 30, 2016, management fees and expense reimbursements under this agreement totaled approximately $2.4 million and $6.8 million, respectively.

NPL Sale

In August 2016, we completed the sale of a portfolio of 1,675 NPLs for a total sale price of $265.3 million. With the sale, the Company substantially completed its exit from the NPL business, consistent with its previously communicated strategic plan. The sale was completed after Prime successfully concluded a comprehensive and broadly marketed auction process with Credit Suisse Securities (USA) LLC as sale advisor. The portfolio was sold to an affiliate of Starwood Capital Group. Starwood Capital Group holds 6.4 million OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. We record the operating results of our NPL business segment as discontinued operations (see Note 14. Discontinued Operations.)

Legacy Funds home acquisition

In September 2016, we completed a transaction to purchase 217 homes we formerly managed for third parties, for an aggregate purchase price of $60.6 million. Certain of our officers and employees have minority interests in the managing partner of those third parties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Residential real estate held for sale (Level III)	2016	2015	2016	2015
Pre-impairment carrying amount	$5,224	$4,335	$7,230	$9,458
Impairment of real estate assets	(356)	(603)	(530)	(1,056)
Fair value	$4,868	$3,732	$6,700	$8,402

For a summary of activity for our real estate during the nine months ended September 30, 2016, refer to Note 3. Real Estate.

We have not elected the fair value option for any of our financial instruments. Fair values of cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits approximate carrying values due to their short-term nature.

The following table presents the fair value of our financial instruments carried at historical cost in the condensed consolidated balance sheets (in thousands):

		September 30, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets carried at historical cost on the condensed consolidated balance sheet
Loans receivable, net	Level III	$—	$—	$646,479	$654,285
Non-performing loans (Note 14)	Level III	9,090	9,090	—	—
Asset-backed securitization certificates	Level III	110,538	110,538	33,689	33,689
Total		$119,628	$119,628	$680,168	$687,974
Liabilities carried at historical cost on the condensed consolidated balance sheet
Secured credit facilities	Level III	$593,552	$593,552	$477,284	$477,284
Master repurchase facility (Note 14)	Level III	41,871	41,871	167,348	167,348
Mortgage loans, net	Level III	2,738,746	2,738,746	1,690,918	1,690,918
Convertible senior notes, net	Level III	351,834	400,456	—	—
Secured notes, net	Level III	—	—	215,634	215,634
Total		$3,726,003	$3,774,625	$2,551,184	$2,551,184

Fair values of loans receivable at December 31, 2015 were estimated using Level III inputs such as discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, dealer quotes, and other quantitative and qualitative factors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property or a bulk sale of the portfolio.

The carrying values of our asset-backed securitization certificates, secured credit facilities, master repurchase agreement, secured notes and mortgage loans approximate their fair values as they were recently obtained or have had their terms recently amended, or their interest rates reflect market rates since they are indexed to LIBOR. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

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

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed Loans (see Note 7. Debt). These interest rate caps were partially designated as cash flow hedges. Each of the interest rate caps has a strike rate on one-month LIBOR of 2.08% to 3.62% and all expire between January 2017 and July 2018.

In February 2016, we entered into interest rate swap contracts on approximately $1.6 billion of variable rate Loans. These swap contracts effectively convert approximately $1.6 billion of floating rate debt with a weighted-average interest rate of LIBOR plus 1.91% to an effective fixed interest rate of 2.75% for three years. At the same time, we de-designated three of our interest rate caps,  resulting in reclassifications from accumulated other comprehensive income to earnings of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. During the next 12 months, we estimate that an additional $0.8 million will be reclassified from accumulated comprehensive income to earnings.

In June 2016, we entered into an interest rate swap contract with a notional amount of $450.0 million. This swap effectively converts approximately $450.0 million of floating rate debt with a weighted-average interest rate of LIBOR plus 2.22% to an effective fixed interest rate of 3.32% for five years on average.

In connection with the interest rate swap contracts entered into in 2016, we posted cash collateral with the counterparty, which amounted to $13.3 million as of September 30, 2016.

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting are recorded in other comprehensive income (loss), resulting in an unrealized gains of $9.2 million and unrealized losses of $0.4 million for the three months ended September 30, 2016 and 2015, and unrealized losses of $7.6 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, reclassifications from other comprehensive income (loss), including amounts resulting from the de-designation of interest rate caps, totaled $1.2 million and $0.1 million the three months ended September 30, 2016 and 2015, and $3.1 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

A portion of the notional amounts of interest rate caps in connection with our mortgage loans are not designated as accounting hedges. In addition, we entered into interest rate caps in connection with each of the draws from the JPMorgan Facility, which are not designated as accounting hedges. For the three months ended September 30, 2016 and 2015, unrealized losses of $18,000 and $21,000, respectively, are included in other loss, net in the accompanying condensed consolidated statements of operations for our non-designated interest rate cap hedges. For the nine months ended September 30, 2016 and 2015, unrealized losses of $0.1 million and $0.2 million, respectively, were incurred and are included in other loss, net.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

In periods prior to the Merger, we utilized interest rate swaps and futures as economic hedges for our portfolio of loans held for investment by our CAF subsidiary and secured financing facility, which were not designated as accounting hedges. For the three and nine months ended September 30, 2015, net unrealized losses of $5.8 million and $4.6 million, respectively, are included in income (loss) from discontinued operations, net (Note 14) in the condensed consolidated statements of operations related to our non-designated interest rate swaps and futures.

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	September 30, 2016				December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps—asset-backed securitizations	$441,422	$—	$—	$—	$1,544,361	$192	$—	$—
Interest rate swaps—asset-backed securitizations	—	—	2,050,000	5,713	—	—	—	—
Total derivatives designated as hedging instruments	441,422	—	2,050,000	5,713	1,544,361	192	—	—
Derivatives not designated as hedging instruments:
Interest rate caps—mortgage loans	2,868,105	14	—	—	159,680	17	—	—
Interest rate caps—secured credit facility	—	—	—	—	500,000	—	—	—
Interest rate swaps and futures—loans receivable and secured financing facility	—	—	—	—	118,390	91	74,862	1,042
Total derivatives not designated as hedging instruments	2,868,105	14	—	—	778,070	108	74,862	1,042
Total	$3,309,527	$14	$2,050,000	$5,713	$2,322,431	$300	$74,862	$1,042

Note 13. Income Taxes

Our TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of our income tax expense (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Current
Federal	$(68)	$(26)	$7	$(17)
State	229	32	480	374
Total current tax expense	161	6	487	357
Deferred
Federal	—	649	—	570
State	—	142	—	124
Total deferred tax expense	—	791	—	694
Total income tax expense	$161	$797	$487	$1,051

Deferred tax assets of zero and $1.3 million are included in other assets, net at September 30, 2016 and December 31, 2015, respectively. Deferred tax assets arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

Note 14. Discontinued Operations

In April 2014, the FASB issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies are required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies are also required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. We adopted the new standard effective January 1, 2014.

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets which meet the held-for-sale criteria as of September 30, 2016 and December 31, 2015 are classified as real estate assets held for sale, net in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business acquired as a result of the Merger. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods in the accompanying condensed consolidated statements of operations. In August 2016, Prime sold substantially all of its NPLs.  The sale price was $265.3 million resulting in a gain on the sale, net of selling costs, of approximately $3.5 million.

The following table summarizes transactions resulting in income and expense within our NPL business for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2016
Realized gain on non-performing loans	$10,096	$13,485
Realized gain on loan conversions	2,798	12,852
Net gain on sales of real estate and other income and expenses, net	(762)	935
Interest expense	(1,488)	(5,254)
Non-performing loan management fees and expenses	(10,195)	(29,386)
Income (loss) from discontinued operations, net	$449	$(7,368)

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of September 30, 2016. We had no such assets and related liabilities as of December 31, 2015. The following table summarizes the components of such assets and related liabilities as of September 30, 2016:

As of
(in thousands)	September 30, 2016
Non-performing loans	$9,090
Real estate properties, net	90,136
Other assets	16,247
Assets held for sale	$115,473

Master repurchase facility	$41,871
Accounts payable and other liabilities	5,526
Liabilities related to assets held for sale	$47,397

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary (see Note 5. Loans Receivable.) As a result of our strategic shift to exit the single-family real estate loan business and sale of the related loan receivable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

instruments, this segment is presented separately as discontinued operations in all periods in the accompanying consolidated statements of operations. The following table summarizes transactions resulting in income and expense within our former CAF subsidiary for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Interest and other income	$7,477	$18,885
Loan operating and other expenses	(579)	(3,406)
Interest expense	(3,509)	(9,450)
General and administrative expenses	(8,017)	(9,802)
Other, net	11	(5)
Loss from discontinued operations, net	$(4,617)	$(3,778)

Note 15. Commitments and Contingencies

Purchase Commitments

As of September 30, 2016, we had executed multiple agreements to purchase a total of 219 homes for an aggregate purchase price of $57.1 million.

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

AS OF SEPTEMBER 30, 2016

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

We assign a portion of goodwill to our applicable property sales, which results in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sell, we utilize a relative fair value approach based on the original methodology for assigning goodwill. As we sell properties, our goodwill will likely continue to gradually decrease over time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

The allocation of the total purchase price to SWAY’s tangible and intangible assets and liabilities under this methodology and the allocation of goodwill to dispositions is as follows:

(in thousands)
Fair value of SWAY common shares issued	$1,280,777
Assets acquired:
Land and land improvements	784,405
Buildings and building improvements	1,757,344
Furniture, fixtures and equipment	24,532
Cash and cash equivalents	85,795
Restricted cash	85,769
Resident and other receivables, net	18,108
Non-performing loans	402,258
Asset-backed securitization certificates	26,553
Other assets	25,611
Liabilities assumed:
Accounts payable and accrued expenses	(72,913)
Resident prepaid rent and security deposits	(23,151)
Secured credit facility	(741,207)
Master repurchase facility	(274,441)
Convertible senior notes, net	(336,739)
Mortgage loans, net	(527,262)
Non-controlling interests	(214,081)
Net assets acquired	1,020,581
Subtotal	260,196
Goodwill allocated to dispositions(1)	(1,150)
Goodwill	$259,046

(1)	Included in net gain on sales of real estate in the condensed consolidated statements of operations.

These allocations are management’s estimates of fair value, which are preliminary as of September 30, 2016 and are subject to change. The goodwill recorded is primarily attributable to the synergies expected to arise after the Internalization and the Merger. During the nine months ended September 30, 2016, the Company recorded certain measurement period adjustments related to the provisional balances as of the Merger date, including the valuation of certain homes that were classified as held-for-sale and/or disposed of during the first nine months of fiscal year 2016, and an adjustment to correct certain cash balances acquired in the Merger. The net effect of these adjustments, including the allocation of goodwill to dispositions, was a decrease in goodwill of approximately $5.0 million from the preliminary amount recorded as of the Merger date.

We incurred $1.5 million and $30.1 million of merger and transaction-related expenses related to the Merger during the three and nine months ended September 30, 2016, respectively, and $2.4 million for each of the corresponding periods during 2015.  Merger and transaction-related expenses are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third-party costs.

The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2015:

Nine Months Ended
(in thousands, except per share data)	September 30, 2015
Total revenue	$438,041
Net loss attributable to common shareholders	(30,844)

Net loss per common share, basic and diluted	$(0.30)
Weighted-average common shares outstanding, basic and diluted	103,499

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(Unaudited)

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

Note 17. Subsequent Events

Dividend Declaration

On November 2, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on January 13, 2017 to shareholders of record at the close of business on December 30, 2016.

Acquisition and Disposition of Homes

Subsequent to September 30, 2016, we have continued to purchase and sell homes in the normal course of business. For the period from October 1, 2016 through October 31, 2016, we purchased 170 homes with an aggregate acquisition cost of approximately $42.0 million. For the period from October 1, 2016 through October 31, 2016, we sold 42 homes with a gross aggregate selling price of $7.0 million.

Issuance of Mortgage Loans

In November 2016, we completed our sixth securitization transaction. This transaction involved the issuance and sale in a private offering of Certificates issued by a Trust established by us. We sold to investors $580.7 million of Certificates, net of $30.6 million certificates retained by us, with an initial maturity date of November 2018 and three one-year extension options, at a weighted-average blended interest rate of one-month LIBOR plus 1.86%.

Merger Lock-up Expiration and Registration Statement

In October 2016, in connection with the expiration of the restrictions pursuant to the Merger and Internalization, we entered into an Amended and Restated Registration Rights Agreement and filed a Registration Statement and Prospectus with the SEC. In connection with these agreements and filings, 71.3 million of our common shares were released from restrictions and available for trade subject to customary laws and regulations.

Losses related to Hurricane Matthew

In October 2016, Hurricane Matthew moved through the Southeastern region of the United States, including areas in which we own homes. We do not expect damage to our homes resulting from the storm to be material, and as of this filing we estimate our total loss to be approximately $0.6 million.

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

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to the operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016, March 25, 2016 and October 11, 2016.

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will generate substantial current rental revenue, which we expect to grow over time.

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 94.0% of the outstanding OP Units as of September 30, 2016.

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture. We have determined to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Note 14. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our Portfolio

As of September 30, 2016, our SFR portfolio consisted of 31,557 owned homes including 30,611 rental homes and 946 homes that we do not intend to hold for the long term. As of September 30, 2016, approximately 94.9% of our rental homes were occupied and approximately 95.6% of our stabilized rental homes were occupied. Approximately 90.0% of our rental homes are located in our top ten markets.

As of September 30, 2016, we had executed multiple agreements to purchase a total of 219 homes for an aggregate purchase price of $57.1 million. There can be no assurance that we will close on all of the homes we have contracted to acquire.

The following table provides a summary of our portfolio of SFRs as of September 30, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,549	8	5,557	95.8%	95.6%	$128,145	$145,432	$808	2,006	22	2014	$1,294
Tampa	3,716	1	3,717	94.2%	94.2%	$157,553	$179,979	$663	1,717	28	2014	$1,466
Miami	3,684	9	3,693	95.1%	94.8%	$208,678	$226,073	$829	1,726	39	2015	$1,806
Southern California	2,785	9	2,794	96.8%	96.5%	$273,557	$308,030	$854	1,712	41	2013	$2,031
Houston	2,724	2	2,726	94.3%	94.2%	$152,059	$155,221	$423	1,940	20	2015	$1,505
Dallas	2,039	4	2,043	96.5%	96.3%	$180,375	$186,792	$382	2,126	25	2015	$1,643
Denver	1,957	24	1,981	95.7%	94.5%	$206,623	$224,303	$444	1,753	35	2014	$1,744
Orlando	1,941	-	1,941	95.1%	95.1%	$141,816	$166,936	$324	1,728	30	2014	$1,392
Las Vegas	1,713	-	1,713	96.7%	96.7%	$187,897	$204,084	$350	2,035	17	2013	$1,406
Phoenix	1,341	34	1,375	97.1%	94.7%	$140,113	$155,061	$213	1,706	26	2013	$1,166
Top 10 Markets	27,449	91	27,540	95.6%	95.2%	$174,733	$192,644	$5,289	1,851	28	2014	$1,548
Northern California	955	17	972	98.2%	96.5%	$239,765	$258,510	$250	1,409	48	2014	$1,752
Charlotte-Raleigh	825	67	892	95.3%	88.1%	$188,183	$208,263	$186	2,334	13	2015	$1,620
Nashville	211	29	240	95.7%	84.2%	$278,416	$295,781	$71	2,607	12	2015	$2,070
Other Markets	967	-	967	93.3%	93.3%	$155,903	$160,886	$156	1,612	36	2015	$1,619
Total / Average	30,407	204	30,611	95.6%	94.9%	$177,407	$194,994	$5,952	1,849	29	2014	$1,562

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to major renovation during the home life cycle.

(2)	Excludes 946 homes that we do not intend to hold for the long-term.
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

As of September 30, 2016, the 30,407 homes we owned in our stabilized home portfolio were approximately 95.6% occupied. As of December 31, 2015, the 17,683 homes we owned in our stabilized home portfolio were approximately 95.5% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.2 million and $0.6 million of such personnel costs for the three and nine months ended September 30, 2016, respectively, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $2.3 million and $6.2 million of certain personnel costs which were capitalized for the three and nine months ended September 30, 2016, respectively.

Loan Resolution Methodologies

As discussed in Item 1. Financial Statements (Unaudited), Note14. Discontinued Operations, we have decided to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition.

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

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have historically experienced lower occupancy rates and higher levels of tenant turnover during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season.

NPL Business-Related Expenses

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own, indirectly, at least 98.75% interest in the joint venture, which owns all of our NPLs. We have determined to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; (2) acquiring homes through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling homes. Prime has contributed less than 1.26% of the cash equity to the joint venture (“Prime’s Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as rental pool assets (“Rental Pool Assets”). We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all remaining homes converted from loans through the joint venture. Prime earns a one-time fee from us (the “Prime Transfer Fee”), equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

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

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. As of September 30, 2016, less than 1% of our homes are serviced by third-party property management companies. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally. Acquisition sourcing also will be based on our contractual arrangements, which provide that we will pay a commission for each home acquired for our portfolio.

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

Growth of Investment Portfolio

During the nine months ended September 30, 2016, we increased our home portfolio by 13,761 homes, net of sales activities, primarily as a result of the Merger. The table below summarizes our SFR portfolio holdings as of September 30, 2016 and December 31, 2015.

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2016	2015
Total SFR portfolio homes	31,557	17,796

Cost basis of acquired homes(1)	$6,027,373	$3,498,135

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2016 and December 31, 2015 of $334.0 million and $207.8 million, respectively, and accumulated depreciation on real estate assets held for sale as of September 30, 2016 and December 31, 2015 of $1.3 million and $0.8 million, respectively.

Recent Developments

Developments during the third quarter of 2016:

•	In July 2016, we completed a sale of 339 re-performing loans for $45.9 million of sales proceeds of which $23.7 million was used for payments on our master repurchase agreement.
•

On August 2, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $23.8 million, was made on October 14, 2016 to shareholders of record at the close of business on September 30, 2016.

•	In August 2016, we completed a sale of 1,675 NPLs for $265.3 million of sales proceeds of which $159.6 million was used for payments on our master repurchase agreement.
•	In September 2016, we completed a transaction to purchase 217 homes we formerly managed for third parties, for an aggregate purchase price of $60.6 million.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited), Note 17. Subsequent Events included in this Quarterly Report on Form 10-Q for disclosure regarding significant transactions that occurred subsequent to September 30, 2016.

Results of Operations

The main components of our net loss of $10.9 million and $70.8 million, respectively, for the three and nine months ended September 30, 2016, as compared to our net loss of $11.2 million and $26.7 million, respectively, for the three and nine months ended September 30, 2015, were as follows:

Revenues

	Three Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$135,572	$73,350	$62,222	85%
Other property income	7,374	5,476	1,898	35%
Other income	3,153	—	3,153	100%
Total revenues	$146,099	$78,826	$67,273	85%

	Nine Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$400,466	$208,002	$192,464	93%
Other property income	19,830	14,869	4,961	33%
Other income	9,022	—	9,022	100%
Total revenues	$429,318	$222,871	$206,447	93%

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

For the three and nine months ended September 30, 2016, we experienced an increase in total revenues of 85% and 93%, respectively, as compared to the same periods in 2015. The increase is primarily due to an increase in rental revenues which is primarily attributable to SFR portfolio growth. During the nine months ended September 30, 2016, we increased our SFR home portfolio by 13,761 homes, net of sales activities, primarily as result of the Merger. Other property income includes tenant charge backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and operation and management of the assets of multiple private funds.

Expenses

	Three Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$23,678	$15,119	$8,559	57%
Real estate taxes, insurance and HOA costs	28,025	14,889	13,136	88%
Property management	8,377	4,526	3,851	85%
Interest expense	39,296	16,395	22,901	140%
Depreciation and amortization	47,344	27,415	19,929	73%
Impairment of real estate assets	356	603	(247)	-41%
Share-based compensation	824	—	824	100%
General and administrative	11,525	8,789	2,736	31%
Merger and transaction-related	1,503	2,420	(917)	-38%
Total expenses	$160,928	$90,156	$70,772	78%

	Nine Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$64,226	$43,313	$20,913	48%
Real estate taxes, insurance and HOA costs	83,139	43,461	39,678	91%
Property management	26,460	13,787	12,673	92%
Interest expense	114,737	47,710	67,027	140%
Depreciation and amortization	135,818	80,300	55,518	69%
Impairment of real estate assets	530	1,056	(526)	-50%
Share-based compensation	1,922	—	1,922	100%
General and administrative	42,400	26,768	15,632	58%
Merger and transaction-related	30,058	2,420	27,638	1142%
Total expenses	$499,290	$258,815	$240,475	93%

For the three and nine months ended September 30, 2016, we experienced an increase in total expenses of 78% and 93%, respectively, as compared to the same periods in 2015. Relative to total revenues, total expenses decreased to 110% for the three months ended September 30, 2016, from 114% for the corresponding period in 2015. The decrease is primarily attributable to improvements in efficiency, as further discussed below, which are primarily driven by economies of scale and improvements in business processes. Relative to total revenues, total expenses were 116% for the nine months ended September 30, 2016, compared to 116% for the corresponding period in 2015. The percentage of total expenses relative to total revenues have remained the same and this is primarily attributable to improvements in efficiency that were offset by $30.1 million of merger and transaction-related expenses incurred during the nine months ended September 30, 2016, resulting from the Internalization and Merger.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees. During the three and nine months ended September 30, 2016, property operating and maintenance expense increased by $8.6 million and $20.9 million, respectively, from the same periods in 2015 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 17% and 15%, respectively, for the three and nine months ended September 30, 2016, from 19% and 19%, respectively, for the three and nine months ended September 30, 2015. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three and nine months ended September 30, 2016, real estate taxes, insurance and HOA costs increased $13.1 million and $39.7 million, respectively, as compared to the same periods in 2015. These increases are related to the growth in the size of our portfolio of homes that are rent ready. We expect these costs to change as the size of our portfolio changes.

Property Management Expenses

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three and nine months ended September 30, 2016, property management expenses increased $3.9 million and $12.7 million, respectively, as compared to the same periods in 2015. These increases are primarily attributable to growth in the size of our SFR portfolio of homes and are expected to change as the size of our portfolio changes.

Interest Expense

Interest expense increased by $22.9 million and $67.0 million, respectively, during the three and nine months ended September 30, 2016 as compared to the same periods in 2015, primarily resulting from our aggregate borrowings of $3.8 billion and higher average debt balances. As described in Note 7. Debt, we assumed approximately $1.6 billion of long-term debt in the Merger (excluding Prime’s master repurchase agreement).  In addition, in June 2016, we entered into a mortgage loan agreement and used the net cash proceeds of $485.6 million primarily to pay down our secured credit facilities. Interest expense will fluctuate in future periods primarily as a result of changes in the amount our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred leasing costs and lease intangibles. During the three and nine months ended September 30, 2016, depreciation and amortization increased by $19.9 million and $55.5 million, respectively, as compared to 2015, primarily as a result of the increased number of in-service SFR properties in our portfolio as a result of the Merger. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our SFR portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and nine months ended September 30, 2016 we recorded a decrease of $0.2 million and $0.5 million, respectively, of impairment expense as compared to the same period in 2015. The primary reason for the decreases in impairment expense was the increase in fair value related to home price appreciation in our markets. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Note 9. Share-Based Compensation, SWAY adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans prior to the Merger fully vested as a result of the Merger and had no impact on share-based compensation expense during 2016.

Grants issued under these plans for the three and nine months ended September 30, 2016, resulted in an increase of $0.8 million and $1.9 million, respectively, of share-based compensation expense as compared to the same periods in 2015 as we did not have any such plans or share-based compensation expense prior to the Merger. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants, changes in the price of our common shares and changes in estimated forfeiture rates.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees. During the three and nine months ended September 30, 2016, general and administrative expense increased by $2.7 million and $15.6 million, respectively, as compared to the three and nine months ended September 30, 2015, primarily as a result of increased headcount related to the Merger but offset in part by improvements in efficiency primarily attributable to economies of scale.

Merger and Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees, severance costs and other expenses incurred in connection with the Internalization and Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the three and nine months ended September 30, 2016, such costs related to the Internalization and Merger decreased $0.9 million and increased $27.6 million, respectively, as compared to the corresponding periods of 2015. Although we expect to incur additional merger and transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to the nine months ended September 30, 2016.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments and losses related to insurance claims. During the three and nine months ended September 30, 2016, these activities resulted in net income of $3.0 million and $2.5 million, respectively, compared to net expense of $1.5 million and $2.1 million during the same periods in 2015. The change in 2016 as compared to 2015 is primarily attributable to an increase in gains on sales of real estate recorded in 2016 as compared to 2015.

Discontinued Operations

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly owned with Prime. We have a controlling interest in the subsidiary and, as such, have the power to direct its significant activities while Prime manages the subsidiary’s day-to-day operations. As discussed in Note 14. Discontinued Operations, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities was income of $0.4 million and a loss of $7.4 million for the three and nine months ended September 30, 2016, respectively. During the corresponding periods in 2015, the net impact from discontinued operations resulting from the activities of our former CAF subsidiary (see Note 14. Discontinued Operations) were net losses of $4.6 million and $3.8 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of September 30, 2016 and December 31, 2015 included cash and cash equivalents of $130.9 million and $162.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to continue our exit from our NPL business and to use the proceeds generated by such exit to reduce our corresponding debt. Under our joint venture agreement with Prime, we are expecting to sell all of the joint venture’s remaining assets, which in aggregate totaled approximately $115.5 million as of September 30, 2016, by mid-2017. Accordingly, we have reclassified this activity to discontinued operations (see Note 14. Discontinued Operations.)

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On October 14, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.8 million to shareholders of record at the close of business on September 30, 2016. On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.8 million to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, or $23.9 million to shareholders of record at the close of business on March 31, 2016. Any future distributions payable are indeterminable at this time except as disclosed in Note 17. Subsequent Events.

Capital Resources

As of September 30, 2016, we have completed the following debt transactions (for further disclosure, see Note 7. Debt).

Secured Credit Facilities

JPMorgan

We are party to the JPMorgan Facility which was amended in June 2016. Borrowings under the JPMorgan Facility accrue interest at the three-month LIBOR plus 3.00%. Under the amended JPMorgan Facility, we pay a monthly fee no greater than 0.50% of the unused commitment for as long as the maximum commitments are $550.0 million or less. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in July 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of September 30, 2016 and December 31, 2015, no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and $300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the nine months ended September 30, 2016 was 3.6%. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

CitiBank

In connection with the Merger, we assumed SWAY’s CitiBank Facility.  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amount outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in February 2017, subject to a one-year extension option. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by independent BPOs. As of September 30, 2016, approximately $593.6 million was outstanding under the CitiBank Facility and $181.4 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the nine months ended September 30, 2016 was 3.4%. In September 2016, the CitiBank Facility was amended to provide for our ability to reduce capital commitments under the facility, and we elected to voluntarily reduce borrowing availability from $925.0 million to $775.0 million at that time.

Master Repurchase Agreements

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property by Prime.  The repurchase agreement provided for maximum borrowings of up to $41.9 million as of September 30, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, subject to a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured, among other things, by equity interests in certain of Prime’s subsidiaries.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of September 30, 2016, the outstanding balance on this facility was approximately $41.9 million. SWAY used advances under the master repurchase agreement to acquire NPLs during the year ended December 31, 2014. During 2015 and 2016, certain of the NPLs have been sold and a portion of the proceeds have been used for payments against the master repurchase agreement. As described below under Cash Flows, in August 2016, Prime sold substantially all of its NPLs and used part of the proceeds to reduce the outstanding balance under the repurchase agreement by $159.6 million.

The table below represents the weighted-average quarterly balance, maximum month-end balance and the quarter-end balance for each of the quarters in 2015 and 2016 (amounts in millions):

	Weighted-Average	Maximum
	Quarterly	Month-End	Quarter End
Quarter Ended	Balance	Balance	Balance
March 31, 2015	$438	$435	$423
June 30, 2015	$418	$419	$405
September 30, 2015	$394	$395	$331
December 31, 2015	$307	$318	$274
March 31, 2016	$273	$274	$268
June 30, 2016	$262	$264	$250
September 30, 2016	$166	$221	$42

Convertible Senior Notes

In connection with the Merger, we assumed the Convertible Senior Notes described below.

On July 7, 2014, SWAY issued $230.0 million in aggregate principal amount of the 2019 Convertible Notes. The sale of the 2019 Convertible Notes generated gross proceeds of $230.0 million and net proceeds of approximately $223.9 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us.  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. The 2019 Convertible Notes will mature on July 1, 2019.

On October 14, 2014, SWAY issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes. The sale of the 2017 Convertible Notes generated gross proceeds of $172.5 million and net proceeds of approximately $167.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us.  Interest on the 2017 Convertible Notes will be payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. The 2017 Convertible Notes will mature on October 15, 2017.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$60,177	$74,604
Net cash provided by (used in) investing activities	419,023	(336,192)
Net cash (used in) provided by financing activities	(510,400)	197,805
Net change in cash and cash equivalents	$(31,200)	$(63,783)

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the use of cash in operating activities. Additionally, cash used in operating activities during the nine months ended September 30, 2016 included merger and transaction-related expenses. During the nine months ended September 30, 2016, net cash provided by operating activities was $60.2 million, which included inflows of $142.0 million from noncash adjustments to net loss; offset in part by outflows of a net loss of $75.3 million and $6.5 million from other changes in operating assets and liabilities. During the nine months ended nine months ended September 30, 2015, net cash provided by operating activities was $74.6 million, which included inflows of $98.9 million from noncash adjustments to net loss and $18.5 million from other changes in operating assets and liabilities; offset in part by outflows of a net loss of $42.9 million.

Our net cash used in investing activities is generally used to fund home acquisitions and capital expenditures for the renovation and other capital improvements to our real estate. Net cash provided by investing activities was $419.0 million for the nine months ended September 30, 2016 due primarily to the net $56.1 million received as a result of the Merger and CAH reorganization, $216.4 million proceeds from the sales of real estate and $346.5 million received from liquidation, principal repayments and other proceeds on loans; offset in part by $127.6 million spent on the acquisition of homes and $66.4 million spent on the renovation of homes and other capital improvements to our real estate. Net cash used in investing activities was $336.2 million for the nine months ended September 30, 2015 due primarily to the $157.8 million and $53.8 million spent on the acquisition and renovation of newly acquired homes, respectively, $228.6 million spent to originate new loans and $82.9 million spent on the acquisition of loans, offset in part by proceeds received for principal payments on loans of $125.3 million and proceeds received from the sale of real estate of $56.6 million.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash used in financing activities was $510.4 million for the nine months ended September 30, 2016 primarily as a result of $44.6 million used to repurchase our common shares, $900.0 million of payments against our secured credit facilities and master repurchase facility, $48.3 million used for dividend payments to common shareholders and distributions to preferred shareholders and $11.9 million used for a payment of deferred offering costs that was accelerated by the Merger; offset in part by $485.6 million of net proceeds from the issuance of mortgage loans and $42.4 million of borrowings on our secured credit facilities. Net cash flows provided by financing activities totaled $197.8 million during the nine months ended September 30, 2015, primarily resulting from $640.1 million of net proceeds from the issuance of mortgage loans and borrowings on our secured credit facilities, which totaled $326.3 million, offset in part by payments against our JPMorgan Facility totaling $446.9 million and dividend payments and other distributions to non-controlling interests totaling $332.3 million.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Significant Accounting Policies for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs, in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in these entities. Refer also to Note 7. Debt for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of September 30, 2016:

	September 30,
(in millions)	2016	2017	2018	2019	2020	After 2020	Total
Home purchase obligations(1)	$57.1	$—	$—	$—	$—	$—	$57.1
CitiBank facility	5.2	595.2	—	—	—	—	600.4
Deutsche Bank master repurchase agreement	0.3	42.1	—	—	—	—	42.4
CAH 2014-1 mortgage loan(2)	2.9	11.4	11.4	498.9	—	—	524.6
CAH 2014-2 mortgage loan(2)	3.1	12.4	12.4	555.7	—	—	583.6
CAH 2015-1 mortgage loan(2)	4.2	16.8	16.8	16.8	679.6	—	734.2
SWAY 2014-1 mortgage loan(2)	3.8	15.3	15.3	15.3	529.4	—	579.1
CSH 2016-1 mortgage loan(2)	3.8	15.1	15.1	15.1	15.1	541.8	606.0
2017 Convertible Senior Notes	3.9	180.3	—	—	—	—	184.2
2019 Convertible Senior Notes	—	6.9	6.9	236.9	—	—	250.7
	$84.4	$895.5	$78.0	$1,338.7	$1,224.1	$541.8	$4,162.3

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Maturity dates assumes exercise of optional extension terms.

The table above does not include amounts due under the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 17. Subsequent Events or to any potential extension of term obligations.

Non-GAAP Measures

NAREIT FFO and Core FFO

Funds from operations is used by industry analysts and investors as a supplemental performance measure of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets, impairment of real estate assets, discontinued operations and adjustments for unconsolidated partnerships and joint ventures.

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, merger and transaction-related expenses, transitional (duplicative post-Merger) expenses, loss on derivative financial instruments, amortization of derivative financial instruments, severance expense, non-cash interest expense related to amortization of deferred financing costs and discounts on convertible senior notes, and other non-comparable items, as applicable.

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

The following table sets forth a reconciliation of our net loss attributable to common shareholders as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(10,900)	$(70,774)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	46,838	134,922
Impairment on depreciated real estate investments	356	530
Gain on sales of previously depreciated investments in real estate	(1,453)	(3,364)
Non-controlling interests	(691)	(4,529)
(Income) loss on discontinued operations, net	(449)	7,368
Subtotal - NAREIT FFO	33,701	64,153
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and discounts	9,278	26,506
Merger and transaction-related expenses	1,503	30,058
Transitional expenses	294	7,677
Share-based compensation	824	1,922
Adjustments for derivative instruments, net	588	1,440
Core FFO	$46,188	$131,756

Core FFO per common share	$0.43	$1.22
Dividends declared per common share	$0.22	$0.66
Weighted-average FFO shares and units:
Common shares outstanding	101,489,857	101,680,457
Unvested RSUs	231,659	238,688
Exchangeable OP Units	6,400,000	6,400,000
Total weighted-average FFO shares and units	108,121,516	108,319,145

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk that we are exposed to is interest rate risk.

We are exposed to interest rate risk primarily from our debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect our financing interest rate expense.

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

We currently borrow funds at variable rates using secured financings. As of September 30, 2016, we had recorded $3.3 billion of variable rate debt outstanding, of which $2.1 billion was effectively converted to fixed rate through swap contracts and $3.3 billion was protected by interest rate caps. The estimated aggregate fair market value of this debt was $3.3 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.6 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as disclosed in our Quarterly Report on Form 10-Q for the months ended June 30, 2016, there have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, our board of trustees authorized the 2015 Program and, on January 27, 2016, our board of trustees authorized an increase and extension to the 2015 Program. Under the program, we may repurchase up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended September 30, 2016, we did not repurchase any common shares. During the nine months ended September 30, 2016, we repurchased 2.0 million common shares for $44.6 million under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
July 1, 2016 to July 30, 2016	—	$—	—	$197,152
August 1, 2016 to August 31, 2016	—	$—	—	$197,152
September 1, 2016 to September 30, 2016	—	$—	—	$197,152
Total repurchases for the three months ended September 30, 2016	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securitization and Loan

Securitization Transaction

On November 3, 2016, the Company completed its sixth securitization transaction, which involved the issuance and sale in a private offering of single-family rental pass-through certificates (the “Certificates”) issued by a trust (the “Trust”) established by the Company. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of approximately 4,000 single-family homes operated as rental properties (collectively, the “Properties”) contributed from the Company’s portfolio of single-family homes to a newly-formed special purpose entity indirectly owned by the Company. Net proceeds from the offering to third parties were distributed to the Company’s operating partnership, Colony Starwood Homes Partnership, L.P., after payment of transaction expenses. The Company expects to use remaining proceeds to repay a portion of the indebtedness outstanding under the Amended and Restated Master Loan and Security Agreement, dated as of June 13, 2014, with CitiBank, N.A. and a syndicate of lenders and general corporate purposes.

The Company sold $580.7 million of Certificates at a weighted-average blended interest rate of LIBOR plus 186 basis points to investors and retained the junior most $30.6 million principal only Certificates (the Class G Certificates).

Each class of pass-through certificate (other than Class G and Class R) accrues interest at a rate based on one-month LIBOR plus a fixed-rate spread. The table below shows the initial balance and pass-through rate for each class of the certificates offered to investors (the “Offered Certificates”) (amounts in thousands).

		Certificate Fixed-Rate Spread over
Offered Certificate	Initial Balance	One-Month LIBOR
Class A	$305,995	One-Month LIBOR + 1.33%
Class B	69,240	One-Month LIBOR + 1.83%
Class C	58,072	One-Month LIBOR + 2.23%
Class D	49,138	One-Month LIBOR + 2.43%
Class E	87,108	One-Month LIBOR + 3.43%
Class F	11,167	One-Month LIBOR + 4.23%
Class R	N/A	N/A
Total/Effective Weighted-Average	$580,720	One-Month LIBOR + 1.94%

As part of the securitization transaction, various subsidiaries of the Company, through both distributions and contributions, transferred the Properties to Borrower (as defined below), an indirect subsidiary of the Company, which then entered into the Loan Agreement. The Loan (as defined below) was deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust.  The Certificates (other than the Class G) were sold to qualified institutional buyers and non-U.S. persons through the placement agents retained for the transaction pursuant to the exemptions from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended.

Loan Agreement

On November 3, 2016, CSH 2016-2 Borrower, LLC, a Delaware limited liability company (“Borrower”), entered into a loan agreement (the “Loan Agreement”), with JPMorgan Chase Bank, National Association (“JPMorgan”), as lender (“Lender”). Pursuant to the Loan Agreement, Borrower borrowed $611.3 million (the “Loan”) from Lender.  The Loan is a two-year, floating rate loan, composed of six floating rate components, each of which is computed monthly based on one-month LIBOR plus a fixed component spread, and one fixed rate component. Interest on the Loan is paid monthly. As part of certain lender requirements in connection with the securitization transaction described above, Borrower entered into an interest rate cap agreement for the initial two-year term of the Loan, with a one-month LIBOR-based strike rate equal to 3.74419%.

For purposes of computing, among other things, interest accrued on the Loan, the Loan is divided into seven components designated as “Component A,” “Component B,” “Component C,” “Component D,” “Component E” “Component F” and “Component G”. The following table shows the initial principal amount and the interest rate for each Component A through G (amounts in thousands).

	Initial	Certificate Fixed-Rate Spread over
Components	Principal Balance	One-Month LIBOR
Class A	$305,995	One-Month LIBOR + 1.33%
Class B	69,240	One-Month LIBOR + 1.83%
Class C	58,072	One-Month LIBOR + 2.23%
Class D	49,138	One-Month LIBOR + 2.43%
Class E	87,108	One-Month LIBOR + 3.43%
Class F	11,167	One-Month LIBOR + 4.23%
Class G	30,565	0.0005%
Total/Effective Weighted-Average	$611,285	One-Month LIBOR + 1.85%

The Loan is secured by first priority mortgages on the Properties, which are owned by the Borrower.  The Loan is also secured by a first priority pledge of the equity interests of the Borrower.  The initial maturity date of the Loan is December 3, 2018 (the “Initial Maturity Date”). Borrower has the option to extend the Loan beyond the Initial Maturity Date for three successive one-year terms, provided that there is no event of default under the Loan Agreement on each maturity date, Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender and Borrower complies with the other terms set forth in the Loan Agreement.  The Loan Agreement requires that Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding. The Loan Agreement also includes customary events of default, the occurrence of which would allow the Lender accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees and interest, be required to prepay the Loan.

In connection with the Loan, the Company provided the Lender with a limited recourse guaranty agreement under which it agreed to indemnify the Lender against specified losses due to fraud, misrepresentation, misapplication of funds, physical waste, breaches of specified representations, warranties and covenants, as well as a guaranty of the entire amount of the Loan, not to exceed the greater of (i) $35,000,000 (or if less, the entire outstanding balance of the Components A through F) and (ii) thirty-five percent of the aggregate outstanding balance of Components A through F, in the event that the Borrower files insolvency proceedings or violates certain covenants that result in its being substantively consolidated with any other entity that is subject to a bankruptcy proceeding.

This description of the Loan Agreement is not complete and is qualified in its entirety by reference to the Loan Agreement, filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

COLONY STARWOOD HOMES

Date: November 7, 2016	By:	/s/ Fred Tuomi
Fred Tuomi
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Arik Prawer
Arik Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

2.1

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Colony Starwood Homes’ Current Report on Form 8-K filed September 21, 2015)

2.2

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Colony Starwood Homes’ Current Report on Form 8-K filed September 21, 2015)

2.3

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Colony Starwood Homes (incorporated by reference to Exhibit 3.1 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

3.2	Amended and Restated Bylaws of Colony Starwood Homes (incorporated by reference to Exhibit 3.2 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

10.1

Amended and Restated Registration Rights Agreement dated as of October 4, 2016, among Colony Starwood Homes and the other stated parties named therein (incorporated by reference to Exhibit 10.1 of Colony Starwood Homes’ Current Report on Form 8-K filed October 11, 2016)

10.2	Loan Agreement, dated as of November 3, 2016, between CSH 2016-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document