Form 10-K
period 2016-12-31
Colony Starwood Homes
filed 2017-02-28
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☑

As of June 30, 2016, the aggregate market value of the voting shares held by non-affiliates was $2.0 billion based on the last reported sales price of our common shares on the New York Stock Exchange on June 30, 2016.

As of February 23, 2017, there were 101,495,759 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2016.

i

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization (the “Internalization”), other than us.

CAUTIONARY STATEMENTS

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

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth in Item 1A. Risk Factors;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	the availability, terms and our ability to effectively deploy short-term and long-term capital;
•

the possibility that unexpected liabilities may arise from the Internalization or our merger with CAH (the “Merger”), including the outcome of any legal proceedings that have been or may be instituted against us, CAH or others following the announcement or the completion of the Internalization or the Merger;

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

•	declines in the value of single-family residential homes, and macroeconomic shifts in demand for, and competition in the supply of, rental homes;
•	the availability of attractive investment opportunities in homes that satisfy our investment objective and business and growth strategies;
•

our ability to convert the properties we acquire into rental homes generating attractive returns and to effectively control the timing and costs relating to the renovation and operation of the properties;

•

our ability to complete our exit from the non-performing loan (“NPL”) (and related real estate owned, or REO”) business in the anticipated time period on acceptable terms and to re-deploy net cash proceeds therefrom;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;
•	the failure of residents to pay rent when due or otherwise perform their lease obligations;
•	our ability to effectively manage our portfolio of rental homes;
•	the concentration of credit risks to which we are exposed;

•	the rates of default or decreased recovery rates on our target assets;
•	the adequacy of our cash reserves and working capital;
•	potential conflicts of interest with Starwood Capital Group, Colony Capital, LLC (“Colony Capital”), Colony NorthStar, Inc. (“Colony NorthStar”) and their affiliates and managed investment activities;
•	the timing of cash flows, if any, from our investments;
•	our expected leverage;
•	financial and operating covenants contained in our credit facilities and securitizations that could restrict our business and investment activities;
•	effects of derivative and hedging transactions;
•	our ability to maintain effective internal controls as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and to comply with other public company regulatory requirements;
•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;
•	actions and initiatives of the U.S., state and municipal governments and changes to governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;
•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;
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

Merger and Internalization

On September 21, 2015, we and CAH announced the signing of an agreement (the “Merger Agreement”) to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger (although SWAY was the legal acquirer), which resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our consolidated statements of operations beginning on that date. The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented.

In addition to the financial statements included herein, you should read and consider the audited financial statements and notes thereto of SWAY included in our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 and the CAH audited financial statements and notes thereto and the unaudited pro forma financial information included in our Current Report on Form 8-K filed with the SEC on January 5, 2016, as amended on March 22, 2016, March 25, 2016 and October 11, 2016.

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 94.0% of the outstanding operating partnership units in our operating partnership (“OP Units”) as of December 31, 2016.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

As of December 31, 2016, we maintained 24 regional offices and resident service centers. The regional offices house our regional managers and construction teams, and, if applicable, our local acquisition, marketing and leasing, property management and repairs and maintenance teams. The resident service centers serve as localized customer-facing offices aimed at ensuring resident satisfaction and retention, as well as to integrate all local operations.

Proprietary Technology

We believe that achieving consistent operational excellence is crucial to the success of acquiring, renovating, leasing and managing a geographically dispersed portfolio of homes. The backbone of our operations is formed by a proprietary property management platform that has been continually refined and enhanced. Our proprietary property management platform is built on a cloud-based operating platform powered by leading technology companies, which provides us with the ability to achieve scalability, security and redundancy in a cost-effective manner.

Our platform integrates our operations by providing applications that cover all stages of the SFR life-cycle, from acquisitions to renovation, marketing, pricing, leasing, maintenance and the complete resident experience – all the way through the renewal and turn process. It enables us to have real-time oversight of all aspects of our business, while maintaining the flexibility to evolve quickly as our business grows and additional functionality is needed. Managers, field personnel and technologists work together to continually define and automate business processes based on the latest data-driven analyses as well as to upgrade existing features and generate new applications.

Our Portfolio

As of December 31, 2016, our SFR portfolio consisted of 31,684 owned homes, including 31,065 rental homes and 619 homes that we do not intend to hold for the long term. As of December 31, 2016, approximately 94.3% of our rental homes were occupied and approximately 95.6% of our stabilized rental homes were occupied.  Approximately 89.2% of our rental homes are located in the ten markets in which we own the greatest number of our owned homes, which we refer to as our top ten markets.

Segment Information

As of December 31, 2016, we are comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture with Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

As of December 31, 2015 and during the years ended December 31, 2015 and 2014, CAH determined that it had two reportable segments: (1) its portfolio of SFR homes; and (2) single-family real estate loans, which included originated and acquired debt issued to single-family residential property investors through its Colony American Finance (“CAF”) subsidiary.  As a result of the Merger, the CAF subsidiary was spun out to CAH’s investors effective as of the Merger date. Therefore, we have reclassified CAF’s historical revenues and expenses as discontinued operations, net in the consolidated statements of operations (see Item 8. Financial Statements and Supplementary Data, Note 15. Discontinued Operations.)

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,531	9	5,540	96.6%	96.5%	$128,666	$146,511	$812	2,007	22	2014	$1,307
Tampa	3,713	0	3,713	94.7%	94.7%	$157,065	$180,206	664	1,717	28	2014	$1,478
Miami	3,674	7	3,681	95.8%	95.6%	$208,516	$226,863	831	1,723	39	2015	$1,826
Southern California	2,776	5	2,781	96.8%	96.7%	$273,838	$309,113	853	1,713	41	2013	$2,054
Houston	2,714	0	2,714	94.0%	94.0%	$152,325	$156,346	424	1,941	20	2015	$1,506
Dallas	2,080	25	2,105	94.7%	93.6%	$180,353	$187,388	394	2,116	21	2015	$1,650
Denver	1,992	48	2,040	94.5%	92.3%	$208,912	$227,357	463	1,765	34	2015	$1,763
Orlando	1,939	0	1,939	95.3%	95.3%	$141,763	$167,648	325	1,727	30	2014	$1,400
Las Vegas	1,719	0	1,719	95.6%	95.6%	$187,944	$204,505	352	2,034	17	2013	$1,420
Phoenix	1,389	95	1,484	95.9%	89.8%	$144,507	$159,148	236	1,708	25	2014	$1,189
Top 10 Markets	27,527	189	27,716	95.5%	94.9%	$175,144	$193,677	5,354	1,851	28	2014	$1,561
Charlotte-Raleigh	933	146	1,079	95.4%	82.5%	$195,168	$214,134	231	2,338	13	2015	$1,620
Northern California	965	6	971	97.3%	96.7%	$239,910	$258,907	250	1,410	48	2014	$1,778
Nashville	269	71	340	97.4%	77.1%	$279,691	$294,956	100	2,503	11	2015	$2,036
Other Markets	959	0	959	94.0%	94.0%	$155,910	$161,446	156	1,613	36	2015	$1,629
Total / Average	30,653	412	31,065	95.6%	94.3%	$178,413	$196,539	$6,091	1,854	28	2014	$1,576

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 619 homes that we do not intend to hold for the long-term.
(3)

We measure homes by the number of rental units as compared to number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this takes into account our limited investments in multi-family properties and, we believe, provides a more meaningful measure to investors.

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

Our Business Strategy

Home Acquisition

We acquire homes in our core markets through all customary home acquisition channels. We use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We continue to seek expansion of our investment channels to acquire and sell homes both from a single and bulk asset perspective. Acquisitions may be financed from various sources, including proceeds from the sale of equity and debt securities, the sale of assets, retained cash flow or our existing credit facilities.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for rent and home price appreciation We seek to acquire and operate in markets that we expect to have population and household growth. We also evaluate other positive economic fundamentals that we believe will lead to sustained periods of rental demand and rent growth and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We believe that we can achieve improved operating efficiencies by pursuing a market density strategy within core markets. These markets are also characterized by proximity to quality school districts, work centers, retail services and transportation infrastructure, low crime rates and other factors which we utilize in determining our proprietary neighborhood score. Our core markets currently include: Miami, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago Illinois; Dallas and Houston, Texas; Denver, Colorado; Southern California; Las Vegas, Nevada, Charlotte and Raleigh, North Carolina; Nashville, Tennessee and Phoenix, Arizona. We identify and pursue home acquisition opportunities through a number of sources, including MLS listings, our strategic relationships in our core markets, home builders, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from other SFR companies, government sponsored enterprises, private investors, banks, mortgage servicers and other financial institutions. We also have acquired, and expect to continue to acquire, homes through build-to-rent arrangements with home builders.

Our current core markets are illustrated below:

Nevada
Las Vegas
Colorado
Denver
Illinois
Chicago
North Carolina
Charlotte & Raleigh
California
Southern California
Arizona
Phoenix
Tennessee
Nashville
Texas
Dallas & Houston
Georgia
Atlanta
Florida
Miami, Orlando & Tampa
Current primary targets for acquisitions
Established Markets
Top 10 Market

Our SFR portfolio is characterized by a significant number of homes in each of its markets. As of December 31, 2016, our SFR portfolio had an average of approximately 2,800 homes in each of our 10 largest markets. Management believes this market density creates operating efficiencies due to economies of scale. Over time, management expects to further expand our depth in markets currently represented in our SFR portfolio and to target select additional high-growth markets, with a focus on markets where we will be able to establish the requisite critical mass of homes that management believes is necessary to maximize operational efficiency.

We seek to continue to build our high-quality, diversified portfolio of homes through local team members who are experts in their markets and provide real-time portfolio intelligence feedback to our investments team. In doing so, we generally focus on acquiring homes meeting targeted return objectives with the following characteristics: (1) desirable locations; (2) three or more bedrooms; (3) two or more bathrooms; and (4) underwritten price range of $100,000 to $400,000. We expect that certain homes we will purchase will be outside of these parameters, and these parameters may be revised by us from time to time.

Our executive team has extensive experience buying, renovating, leasing and managing homes of diverse vintages. While many of our competitors focus primarily on newer homes, our executive team has had success buying and renovating both newer and older homes, with the latter often benefiting from higher quality construction, better proximity to employment and transportation and superior school districts. Many of these more established neighborhoods are in desirable locations in premier school districts. Our executive team’s experience has demonstrated that it is generally not the age of the house that most influences long-term maintenance costs. Rather, such costs are often more impacted by the condition and remaining useful life of the building systems (such as electrical, heating, ventilation and air conditioning (“HVAC”), roofing and plumbing systems). We have found that when these systems are addressed comprehensively during the initial renovation, the result can be an attractive, well located home in an established neighborhood that can be very desirable for families, creating strong leasing demand.

Recently, a higher percentage of our home acquisitions have been, and are expected to continue to be, new build-to-rent homes. These homes are often built to our specifications and purchased in a single negotiated transaction providing for staged deliveries from a home builder counterparty. These build-to-rent projects are often fully-contained rental neighborhoods that may be part of a large single-family residential development.

NPLs

As a result of the Merger, we have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture. We have determined to exit the NPL business and have sold substantially all of the assets of the joint venture, with the remaining assets currently being marketed for disposition (see Item 8. Financial Statements and Supplementary Data, Note 15. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement” of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

Acquisition Sourcing and Property Management Arrangements

We undertake most of our property management services internally. However, in certain markets where we do not own a large number of homes, we utilize strategic relationships with local property management companies that are recognized leaders in their markets to provide property management, rehabilitation and leasing services for our homes. In addition, we utilize strategic relationships with regional and local partners to assist us in identifying individual home acquisition and build-to-rent opportunities within our target parameters in our target markets.

Any relationships with third-party property management companies are based on our contractual arrangements, which provide that we will pay the property managers a percentage of the rental revenue and other fees collected from our residents. As of December 31, 2016, less than 1% of our homes are serviced by third-party property management companies. We expect that our third-party property management expenses will account for a smaller percentage of our revenue as we expand our portfolio and perform a larger percentage of the property management function internally. Acquisition sourcing also will be based on our contractual arrangements, which usually provide that we will pay a commission for each home acquired for our portfolio.

Property Stabilization

Before an acquired property becomes an income-producing, or rent-ready, asset, we must take possession of the property (to the extent it remains occupied by a hold-over property owner), and often renovate, then market and lease the property. We refer to this process as property stabilization. The acquisition of homes often involves the outlay of capital beyond payment of the purchase price, which may include payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowners association (“HOA”) fees in arrears. The time and cost involved in stabilizing our newly acquired homes will affect our financial performance and will be affected by the time it takes for us to take possession of the home, the time involved and cost incurred for renovations, and time needed for leasing the home for rental, as applicable.

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

Our Field Project Managers (as defined below) are responsible for managing the day-to-day operations of our home renovation process. This includes the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. At least one Field Project Manager is assigned to each region in which we operate and, depending on the volume of work in the region, may receive additional in-house support from our construction administration personnel. This in-house team manages a network of independent general and specialty contractors located in the various markets.

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

Once the renovation scope and associated costs are finalized and approved by our internal renovation team, we promptly initiate the construction process utilizing proprietary technology to streamline the approval communication directing our contractors and vendors to commence the renovation. We believe this coordinated and seamless effort reduces the potential down time before initiating construction and improves our cycle times. Each individual renovation is jointly managed by both an in-house team of “central office” project managers as well as “in field” project managers (“Field Project Managers”), each of whom are our employees and work directly with our local contractors and vendors throughout the construction process. In order to achieve efficiencies and ensure a standardized renovation approach, we utilize a “central office” team to facilitate vendor dispatch, national and regional procurement and purchasing, standardization of pricing, as well as overall project management and coordination.  This “central office” team provides the back office support and works collaboratively with the local Field Project Managers that serve as the “boots-on-the-ground” field management allowing us to achieve scale, control and standardization of our renovation process across multiple markets simultaneously.

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

•

Stress tests and quality control inspection. We perform stress tests and quality control inspections at the end of the renovation process in order to confirm that all systems in the home are operating properly and that the home is in rent-ready condition.

•

National Procurement Relationships. We have contractual relationships with some of our most important vendors to obtain favorable pricing terms and to achieve consistency in the quality and availability of the products we use. We receive rebates from some of these vendors when we or our contractors purchase products from them for our projects.

Renovating a home to our standards typically requires expenditures on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. We also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

We also generally include the installation of a smart home technology package in our renovations. Our smart home technology provides residents with home management tools to control temperature, home monitoring and other features which allows the resident to save on their utility bills. The smart home technology package also aids us in turn management and provides us an ancillary revenue stream through a monthly resident fee over the term of the lease.

We expect to continue to control renovation as well as repair and maintenance costs by leveraging our supplier relationships to negotiate attractive rates and rebates on items such as appliances, flooring, hardware, paint and other material components. The time to renovate a newly acquired property may vary significantly among homes depending on the acquisition channel by which it was acquired and the age and condition of the property. Upon completion of construction, we perform rigorous quality control and scope verification with our Field Project Managers to ensure our homes have been completed to a rent-ready standard and are deemed ready for occupancy. During this process, we coordinate and communicate with our local property management and leasing teams on the timing and availability of the homes so that marketing and leasing activities can begin while the home is being prepared for occupancy.

Marketing and Leasing

Our revenue is generated primarily from rents collected under lease agreements for our homes. The most important drivers of our revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, the amount of time that it takes us to renovate, if necessary, and lease homes upon acquisition and the amount of time it takes us to renovate and re-lease vacant homes.

We utilize a fully-integrated marketing and leasing strategy that leverages technology in an effort to maximize occupancy, resident quality and rental rates. Our marketing teams actively source leads through various channels, including yard signs, third-party websites, MLS, e-mail marketing and social media. In addition, we showcase our available homes on our website, which is integrated with our proprietary platform to ensure that available homes are marketed upon becoming rent-ready. Each visit to the website deepens our knowledge of prospective residents’ preferences, allowing us to adapt our targeted messaging at each stage of the decision process to more fully engage potential leads. Our marketing team focuses on improving lead volume and quality, and continually monitors and analyzes lead volume and quality from each marketing channel relative to actual leasing opportunities and conversions.

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

Home Services

We believe that home maintenance is essential not only to protecting our homes but also to ensuring resident satisfaction and retention. Our repairs and maintenance program leverages technology and enables our in-house team of experienced and knowledgeable industry personnel to deliver a high level of service not typically seen in the rental home management industry. We believe our maintenance solution powered by mobile and cloud-based technology has transformed our maintenance operation improving our resident experience while generating operational efficiencies and cost savings.

Our residents have the option to submit home maintenance requests in one of two ways—by phone or online through a designated resident maintenance portal. Each maintenance request is systematically created following a standardized creation process that provides the resident the opportunity to troubleshoot the issue and then helps to correctly categorize and prioritize any resulting maintenance request.  Upon creation of the maintenance request, the resident is able to schedule a preferred date and time for service. If we do not have the in-house capability to resolve the maintenance issue with one of our in-house service technicians, we dispatch the scope of work to our pre-approved list of independent general contractors and specialty contractors. We are focused on ensuring that our residents’ maintenance concerns are resolved quickly and efficiently. Our technology platform is utilized to manage our residents’ maintenance requests from creation to resolution and to schedule and route our in-house service technicians to ensure that their daily drive time is minimized and that they are servicing the greatest possible number of residents. In addition, our resident maintenance portal allows our residents to schedule and confirm their own appointments, rate the quality of our maintenance services, track their maintenance requests and access easy to use troubleshooting videos and other maintenance related information.

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

The performance of our portfolio will also be impacted by turnover rates, which affect both lease rates and maintenance costs, with lower turnover resulting in higher operating income from increased occupancy and reduced expenses. Turnover can be caused by a number of factors, including customer dissatisfaction, lease defaults leading to eviction and change in family, financial or employment status of the resident. For the year ended December 31, 2016, our average annualized turnover rate was 34.2%. In addition, as of December 31, 2016, approximately 94.3% of our rental homes were occupied and approximately 95.6% of our stabilized rental homes were occupied, in each case exclusive of 619 homes not intended to be held for the long term. Overall, the quality of our property management execution, including resident screening designed to attract a loyal and mature resident base, other ongoing customer service efforts and marketing efficacy will be important occupancy drivers and enable lower turnover.

We believe our integrated proprietary platform will allow us to achieve strong resident retention and lease renewal rates. For the year ended December 31, 2016, we had a 69.2% retention rate. Average rent growth was 4.3% during that same period (excludes month-to-month or renewals still in process). This performance may not be indicative of future renewals and rent growth in those markets or of renewals and rent growth in other markets.

Our Financing Strategy

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of assets, refinance existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We may continue to employ portfolio financing and expect to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others. We have in the past and may in the future employ interest rate swaps and other hedging instruments from time to time in an effort to manage our exposure to rising interest rates.

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

See Item 8. Financial Statements and Supplementary Data, Note 7. Debt for further detailed discussion of our financing activities as of December 31, 2016.

Prime Joint Venture

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which owns all of our NPLs. We have determined to exit the NPL business and have sold substantially all of the assets of the joint venture, with the remaining assets currently being marketed for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; (2) acquiring homes through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling homes. Prime has contributed less than 1.26% of the cash equity to the joint venture (“Prime’s Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

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

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended. In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our homes even if we no longer own such homes. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.

Competition

In acquiring our homes, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, SFR companies and other entities. Certain of our competitors may be larger and may have considerably greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows.

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

Employees

As of December 31, 2016, we had 585 employees, with 304 employees in operations, including property operating and maintenance functions, 60 employees in sales and marketing and 221 employees in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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

Until 2014, the SFR business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of homes and leasing them to qualified residents. A limited number of peer companies exist with an established track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may materially and adversely affect us and cause the value of our common shares to decline. We can provide no assurance that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of generating attractive risk-adjusted returns for our shareholders.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our shareholders.

We have a limited operating history. As a result, an investment in our common shares may entail more risk than an investment in the common stock of a real estate company with a more substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our shareholders, and you could lose all or a portion of the value of your ownership in our common shares. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our homes;
•	our ability to maintain high occupancy rates and target rent levels;
•	our ability to compete with other investors entering the SFR sector;
•	mitigating costs that are beyond our control, including title litigation, litigation with residents or resident organizations, legal compliance, real estate taxes, HOA fees and insurance;
•	judicial and regulatory developments affecting landlord-resident relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•

judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers as well as rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;

•	population, employment or homeownership trends in target markets;
•	interest rate levels and volatility, such as the accessibility of short-and long-term financing on desirable terms; and
•

economic conditions in our existing and target markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy generally.

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of assets that we acquire may decline substantially after we purchase them.

We depend on our executive officers and dedicated personnel and the departure of any of our key personnel could materially and adversely affect us. We face intense competition for the employment of highly skilled managerial, investment, financial and operational personnel.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our executive officers or personnel could adversely impact our financial and operational performance and our ability to execute our strategies.

In addition, our future success depends on our ability to attract, train, manage and retain qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors enter into and expand their scale within the SFR business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

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

We intend to continue to acquire properties from time to time consistent with our investment strategy, even if the rental and housing markets are not as favorable as they have been in recent past, which could adversely impact anticipated yields.

We intend to continue to acquire properties from time to time consistent with our investment strategy, even if the rental and housing markets are not as favorable as they have been in the recent past. Future acquisitions of properties may be more costly than those we have acquired previously. The following factors, among others, are making acquisitions more expensive:

•	improvements in the overall economy and employment levels;
•	greater availability of consumer credit;
•	improvements in the pricing and terms of mortgages;
•	the emergence of increased competition for single-family residential properties from private investors and entities with similar investment objectives to ours; and
•	tax or other government incentives that encourage homeownership.

We plan to continue acquiring properties as long as we believe such assets offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced and the value of our common shares may decline.

Our investments are and will continue to be concentrated in our core markets and in the SFR sector of the real estate industry, which exposes us to downturns in our core markets or in the SFR sector.

Our investments in homes are and will continue to be concentrated in our core markets and in the SFR sector of the real estate industry. A downturn or slowdown in the rental demand for SFR housing caused by adverse economic, regulatory or environmental conditions, or other events, in our core markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our core markets. A significant portion of our SFR portfolio is located in Florida, Georgia, Texas and California, although we have made, and/or intend to pursue, acquisitions in other states as well, including, among others, Colorado, Nevada, Arizona, North Carolina, Illinois and Tennessee. We base a substantial part of our business plan on our belief that home values and operating fundamentals for homes in these markets will improve significantly over the near to intermediate term. However, each of these markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent home values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or we fail to accurately predict the timing of economic improvement in these markets, the value of our homes could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our common shares to decline.

Competition in identifying and acquiring properties could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.

In acquiring our properties we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, SFR companies and other entities. Certain of our competitors may be larger and may have considerably greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common shares to decline.

We face significant competition in the leasing market for quality residents, which may limit our ability to rent our homes on favorable terms or at all.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.

In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.

In addition, improving economic conditions, along with the availability of low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.

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

We are subject to Section 404 of Sarbanes-Oxley and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting, and we are required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. In connection with our testing and evaluation of the design and operating effectiveness of our internal controls over financial reporting as of December 31, 2016, we identified certain deficiencies related to information technology (“IT”) controls over our change management process and access to our general ledger system which we and our independent registered public accounting firm have concluded, constituted a material weakness in our internal controls over financial reporting as of such date. We have taken measures to remediate these deficiencies, including implementing and enhancing existing policies and procedures with respect to our change management process and access to our general ledger system, hiring additional personnel with appropriate managerial and technical experience and training in IT controls and hiring a third-party consultant to assist us with the implementation, testing and maintenance of our IT controls. These measures have been implemented. However, even if our remedial measures are effective, we cannot assure you that we will be successful in maintaining adequate internal controls over financial reporting in the future. As we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. In addition, while our independent registered public accounting firm have expressed an unqualified opinion on our consolidated financial statements for the year ended December 31, 2016, the continued existence of a material weakness or significant deficiency or the development of one in the future could result in errors in our financial statements that could require a restatement, cause us to fail to meet our public company reporting obligations and/or cause investors to lose confidence in our reported financial information, which could materially and adversely affect us.

Compliance with governmental laws, regulations and covenants that are applicable to our homes may adversely affect our business and growth strategies.

Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers may restrict our use of our homes and may require us to obtain approval from local officials or community standards organizations at any time with respect to our homes, including prior to acquiring any of our homes or when undertaking renovations of any of our existing homes. Among other things, these restrictions may relate to fire and safety, seismic, asbestos cleanup or hazardous material abatement requirements. Additionally, such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common shares to decline.

The acquisition of homes may be costly and unsuccessful, and, when acquiring portfolios of homes we may acquire some assets that we would not otherwise purchase.

Our primary strategy is to acquire homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. When acquiring homes on an individual basis through foreclosure sales or other transactions, these acquisitions of homes may be costly and may be less efficient than acquisitions of portfolios of homes. Alternatively, portfolio acquisitions are more complex than single-home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the portfolio.

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

Our evaluation of homes involves a number of assumptions that may prove inaccurate, which could result in us paying too much for any such assets we acquire or overvaluing such assets or such assets failing to perform as we expect.

In determining whether particular homes meet our investment criteria, we make a number of assumptions, including, in the case of homes, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for homes we acquire or overvalue such assets, or our homes may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer homes qualifying under our investment criteria, including assumptions related to our ability to lease homes we have purchased. Reductions in the supply of homes that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

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

We have in the past and may from time to time acquire properties through the foreclosure auction process, which could subject us to significant risks that could adversely affect us.

Our investment strategy may involve acquiring homes through the foreclosure auction process in a number of markets, which may involve our or our affiliates participation in monthly foreclosure auctions on the same day of the month in certain markets. When purchasing through foreclosure auctions, we may only able to visually inspect properties from the street and must purchase these homes without a contingency or inspection period and in “as is” condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property, or they may be squatters or others who are illegally in possession of the property. Securing control and possession from these occupants can be both costly and time-consuming.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and states generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Courts and administrative agencies have in the past, and may in the future, impose new rules and requirements regarding foreclosures in order to restrict and reduce foreclosures. Allegations of deficiencies in auction practices could result in claims challenging the validity of some auctions, potentially placing our claim of ownership to the properties at risk. Further, foreclosed owners and their legal representatives, including some prominent and well-financed law firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. Any such developments may slow or reduce the supply of foreclosed homes available to us for purchase and may call into question the validity of our title to homes acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a home purchased by us, an increase in litigation and property maintenance costs incurred with respect to homes obtained through foreclosure, or delays in stabilizing and leasing such homes promptly after acquisition.

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

Properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, deterioration or other damage that could require extensive renovation prior to renting and adversely impact operating results.

When a property is put into foreclosure due to a default by the owner on its mortgage obligations or the value of the property is substantially below the outstanding principal balance on the mortgage and the owner decides to seek a short sale, the owner may abandon the home or cease to maintain the home as rigorously as the owner normally would. Neglected and vacant properties are subject to increased risks of theft, mold, infestation, vandalism, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of properties in bulk sales and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such homes in a cost efficient manner or at all, which would adversely impact our operating results.

We may not perform on-site inspections of all properties in a bulk portfolio sale until we acquire such assets, and we may face unanticipated costly repairs at such properties.

When we acquire a portfolio of properties we may not be permitted, or it may not be feasible for us, to perform on-site inspections of all or any of the properties in the portfolio (or, if applicable, underlying the loans in the portfolio) prior to our acquisition of the portfolio. As a result, the value of any such properties could be lower than we anticipated at the time of acquisition, and/or such properties could require substantial and unanticipated renovations prior to their conversion into rental homes.

Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.

We may acquire properties that are subject to contingent or unknown liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities, among other things. Purchases of properties acquired at auction, in short sales, from lenders or in bulk purchases typically involve few or no representations or warranties with respect to the properties. In each case, our acquisition may be without any, or with only limited, recourse against the sellers with respect to unknown liabilities or conditions. As a result, if any such liability were to arise relating to our homes, or if any adverse condition exists with respect to our homes that is in excess of our insurance coverage, we might have to pay substantial amounts to settle or cure it, which could adversely affect our financial condition, cash flows and operating results. In addition, the properties we acquire may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process, and such restrictions may adversely affect our ability to utilize such homes as we intend.

Under statutory schemes implemented by certain Florida and other jurisdictions, a violation of the relevant building codes, zoning codes or other similar regulations applicable to a property may result in a lien on that property and all other properties owned by the same violator and located in the same county as the property with the code violation, even though the other properties might not be in violation of any code. Until a municipal inspector verifies that the violation has been remedied and any applicable fines have been paid, additional fines accrue on the amount of the lien and the lien may not be released, in each case even at those properties that are not in violation. As a practical matter, it might be possible to obtain a release of these liens without remedying the home in violation through other methods, such as payment of an amount to the relevant county, although no assurance can be given that this will necessarily be an available option or how long such a process would take.

Vacant properties could be difficult to lease, which could adversely affect our revenues.

The properties we acquire may often be vacant at the time of closing, and we may acquire multiple vacant properties in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer-than-assumed delays. In addition, the value of a vacant property could be substantially impaired. If vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us and cause the value of our common shares to decline.

Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.

Though we are internally managed, we use local and national third-party vendors and service providers to provide certain services for our properties or subcontract for such services. For example, we typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting and floor installations.

Selecting, managing and supervising these third-party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties, our ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. We generally do not have exclusive, direct or long-term contractual relationships with the third-party providers performing the ultimate services, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer. Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence or theft by our third-party service providers, including our general contractors. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third-party service providers will reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, our properties may be subject to filings of mechanics or materialmen liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.

We rely on information supplied by prospective residents in managing our business.

We make leasing decisions based on our review of rental applications completed by the prospective resident. While we may seek to confirm or build on information provided in such rental applications through our own due diligence, including by conducting background checks, we rely on the information supplied to us by prospective residents to make leasing decisions, and we cannot be certain that this information is accurate. These applications are submitted to us at the time we evaluate a prospective resident and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor or imperfect leasing decisions and our portfolio may contain more risk than we believe.

We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection and defaults and non-renewals by our residents may adversely affect our reputation, financial performance and ability to make distributions to our shareholders.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Eviction proceedings may be lengthy and expensive, and damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.

Our leases are relatively short-term in nature, which exposes us to the risk that we may have to re-lease our properties frequently and we may be unable to do so on attractive terms, on a timely basis or at all.

Our leases are relatively short-term in nature, typically one year and in certain cases month-to-month, which exposes us to the risk that we may have to re-lease our properties frequently and we may be unable to do so on attractive terms, on a timely basis or at all. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates.  In addition, to the extent that a potential resident is represented by a leasing agent, we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our shareholders could be adversely affected.

Many factors impact the SFR market, and if rents in our core markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the SFR market in our core markets. Our investment strategy is premised on assumptions about occupancy levels, rental rates, interest rates and other factors, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Recent strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of SFR properties will decrease and the competition for residents may intensify. A softening of the rental market in our core areas would reduce our rental revenue and profitability.

We may not have control over timing and costs arising from renovating our properties, and the cost of maintaining rental properties is generally higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our shareholders.

Renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a property and its contents and generally do not participate in any appreciation of the property. Accordingly, renters may damage a property and its contents, and may not be forthright in reporting damages or amenable to repairing them completely or at all. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided to us by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our shareholders.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. Our investment strategy is premised on the concept that this “fair value” will be substantially less than the real value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

A significant number of our properties are part of HOAs, and we and our residents are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs that would be costly.

A significant number of our homes are part of HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. HOAs in which we own homes may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to renovate, market, lease or operate our homes in accordance with our investment strategy or require us to renovate or maintain such homes at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a home for lease or sale, or the use of specific construction materials in renovations. Some HOAs also impose limits on the number of homeowners who may rent their homes, which if met or exceeded, would cause us to incur additional costs to resell the home and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of residents of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the homeowner and for which we may not be able to obtain reimbursement from the resident. Additionally, the boards of directors of the HOAs in which we own homes may not make important disclosures about the homes or may block our access to HOA records, initiate litigation, restrict our ability to sell our homes, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to or extinguish mortgage liens on properties. Such actions, if not cured, may give rise to events of default under certain of our indebtedness, which could have a material adverse impact upon us.

A significant portion of our costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as real estate taxes, HOA fees, personal and property taxes, insurance, utilities, acquisition, renovation and maintenance costs, employee wages and benefits, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. By contrast, our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Increasing property taxes, HOA fees and insurance costs may negatively affect our financial results.

As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.

Declining real estate valuations and impairment charges could adversely affect our financial condition, operating results and credit availability.

We periodically review the value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.

We are involved in a variety of litigation.

We are involved in a range of legal actions in the ordinary course of business. These actions may include eviction proceedings and other landlord-resident disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer), issues with local housing officials arising from the condition or maintenance of the properties and issues with state, county and municipal authorities, HOAs, contractor and sub-contractor claims, among others. These actions can be time consuming and expensive. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

Class action, resident rights and consumer demands and litigation could directly limit and constrain our operations and may impose on us significant litigation expenses.

Numerous residents’ rights and consumers’ rights organizations exist throughout the country and operate in our core markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-resident and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

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

We are authorized to follow very broad investment guidelines. Our board of trustees periodically reviews our investment guidelines and our investment portfolio, but it does not review or approve specific property acquisitions or dispositions below certain thresholds. In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by us. Furthermore, we may use complex strategies, and transactions we enter into may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets we may decide are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us and cause the value of our common shares to decline. Further, decisions made and investments and financing arrangements we enter into may not fully reflect the best interests of our shareholders.

Our board of trustees may change any of our business and growth strategies or investment guidelines, financing strategy or leverage guidelines without shareholder consent.

Our board of trustees may change any of our business and growth strategies or investment guidelines, financing strategy or leverage guidelines with respect to acquisitions, investments, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. A change in our business and growth strategies may increase our exposure to real estate market fluctuations, concentration risk and interest rate risk, among other risks. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report on Form 10-K. These changes could have a material adverse effect on us and cause the value of our common shares to decline.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common shares.

Our operations are highly dependent upon our information systems that support our business processes, including marketing, leasing, resident and vendor communication, property management and work order processing, finance and intracompany communications throughout our operations. Certain critical components of our information systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites require access to telecommunications or the internet, each of which is subject to system security risks, cybersecurity breaches, outages, and other risks. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party providers could negatively impact our operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our offices and on our networks and website and on third-party vendor networks. We may share some of this information with vendors who assist us with certain aspects of our business.  The secure processing and maintenance of this information is critical to our operations and business and growth strategies. Despite our security measures and those of our third-party vendors, our information technology and such infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

We will rely on a joint venture with Prime to complete our exit from the NPL business line, and, if our relationship with Prime is terminated, we may not be able to replace Prime on favorable terms in a timely manner, or at all.

Prime, in accordance with our instructions (which are based in part on the use of certain of our analytic tools), coordinates the resolution or disposition of any NPLs for the joint venture. Maintaining our relationship with Prime will be critical for us to effectively complete our exit from the NPL business line. We may not be successful in maintaining our relationship with Prime. If our partnership with Prime terminates and we are unable to obtain a replacement or if Prime fails to provide quality services with respect to our remaining NPLs, our ability to resolve or dispose of our remaining NPLs could be adversely affected, which could have an adverse effect on us.

Risks Related to Sources of Financing

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders.

Subject to maintaining our status as a REIT, we intend to employ prudent leverage, to the extent available, to fund the acquisition of residential assets, refinancing existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We may continue to employ portfolio financing and expect to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller or in-place financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees.

As of December 31, 2016, we have entered into or assumed, as a result of the Merger, the following debt transactions (see Item 8. Financial Statements and Supplementary Data, Note 7. Debt for a description of these transactions):

•	$300.0 million senior SFR facility. As of December 31, 2016, $108.5 million had been drawn on the senior SFR facility.
•	$19.3 million master repurchase agreement. As of December 31, 2016, $19.3 million had been drawn on the master repurchase agreement.
•	In July 2014, SWAY issued $230.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).
•

In October 2014, SWAY issued $172.5 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and, together with the 2019 Convertible Notes and the $300 million aggregate principal amount of our 3.50% Convertible Senior Notes due 2022 we issued in January 2017, the “Convertible Notes”) (see Item 8. Financial Statements and Supplementary Data, Note 18. Subsequent Events).

•	$300.0 million secured credit facility. As of December 31, 2016, there was no amount drawn on the secured credit facility.
•

In December 2014, SWAY completed a securitization transaction, which involved the issuance and sale in a private offering of SFR pass-through certificates issued by a trust established by us. The certificates represent beneficial ownership interests in a $531.0 million loan secured by a portfolio of 4,095 homes. In December 2014, we also repaid $2.0 million in principal and reduced the portfolio to 4,081 homes and the total proceeds of securitization to $502.5 million.

•

In April 2014, June 2014 and June 2015, CAH completed three securitization transactions, which involved the issuance and sale in private offerings of SFR pass-through certificates issued by trusts established by CAH. The certificates represent beneficial ownership interest in a $513.6 million loan secured by a portfolio of approximately 3,400 SFR homes, a $558.5 million loan secured by a portfolio of approximately 3,700 SFR homes and a $640.1 million loan secured by a portfolio of approximately 3,900 SFR homes, respectively.

•

In June 2016 and November 2016, we completed two securitization transactions, which involved the issuance and sale in private offerings of SFR pass-through certificates issued by trusts established by us. The certificates represent beneficial ownership interest in a $533.9 million loan secured by a portfolio of approximately 3,600 SFR homes and a $611.3 million loan secured by a portfolio of approximately 4,000 SFR homes, respectively.

•	The outstanding balance of these six securitization transactions as of December 31, 2016 was approximately $3.4 billion.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest on the debt, which is likely to result in acceleration of such debt;
•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;
•

we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distributions to our shareholders, operations and capital expenditures, future acquisition opportunities, or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of homes on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our homes that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and cause the value of our common shares to decline.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We may continue to employ portfolio financing and may utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller or in-place financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common shares, preferred shares and hybrid equity, among others.

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

The financing arrangements that we have entered into contain (and those we may enter into in the future likely will contain) covenants affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our shareholders and otherwise affect our distribution and operating policies. See Item 8. Financial Statements and Supplementary Data, Note 7. Debt for a description of these facilities and their covenants. If we fail to meet or satisfy any of these covenants in our debt agreements, we will be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available. Further, debt agreements entered into in the future may contain specific cross-default provisions with respect to other specified indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, we could be materially and adversely affected.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental properties.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental properties because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by such rental property. If the outstanding balance of the indebtedness secured by such rental property exceeds our tax basis in the rental property, we would recognize taxable income on foreclosure without receiving any cash proceeds.

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

We are party to six separate securitization transactions, which involved the issuance and sale in a private offering of SFR pass-through certificates issued by trusts established by us. The certificates represent beneficial ownership interests in $3.4 billion in loans secured by a portfolio of approximately 22,700 homes operated as rental properties contributed by us from our portfolio of homes to newly-formed special purpose subsidiaries, which then entered into the loan agreements.  The outstanding balance on the loans as of December 31, 2016 was approximately $3.4 billion. The global economy recently experienced a significant recession and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products.  Disruptions on the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alterative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of this financing option.

In the United States, Europe and elsewhere, following the financial crisis, there is increased political and regulatory scrutiny of the asset-backed securities industry.  This has resulted in a raft of measures for increased regulation, which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures and/or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities.  Any of these could limit our access to securitization as a source of financing.  This increased regulation could also alter the structure of securitizations and could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives of participating in securitizations.

Interest expense on our debt may limit our cash available to fund our growth strategies and distributions to our shareholders.

We were party to $3.9 billion of debt as of December 31, 2016, $3.4 billion of which is floating rate debt. Higher interest rates could increase debt service requirements on floating rate debt and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes. If we need to repay then-existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments and could result in a loss.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

Subject to complying with the requirements for REIT qualification, we may continue to obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or other similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Risks Relating to Us Following the Internalization and the Merger

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

If either we have failed or fail or CAH has failed to qualify as a REIT, we may inherit significant tax liabilities and could lose our REIT qualification. Even if we retain our REIT qualification, if we have not been or lose or CAH lost its REIT qualification for a taxable year before the Internalization and the Merger or that includes the Internalization and the Merger, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

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

As a result of these factors, any failure by us or CAH before the Internalization and the Merger to qualify as a REIT could impair our ability after the Internalization and the Merger to expand our business and raise capital, and could materially adversely affect the value of our common shares.

General Risks Related to the Real Estate Industry

Our operating results are subject to general economic conditions and risks associated with our real estate assets.

Our operating results are subject to risks generally incident to the ownership and rental of real estate, many of which are beyond our control, including, without limitation:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;
•	declines in the value of residential real estate;
•	overall conditions in the housing market, including:
•	macroeconomic shifts in demand for rental homes;
•	inability to lease or re-lease homes to residents timely, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;
•	unanticipated repairs, capital expenditures or other costs;
•	uninsured damages;
•	increases in property taxes; and
•	increases in insurance costs;
•	pace of residential foreclosures;
•	level of competition for suitable rental homes;
•	terms and conditions of purchase contracts;
•	costs and time period required to convert acquisitions to rental homes;
•	changes in interest rates and availability of permanent mortgage financing that may render the acquisition of any homes difficult or unattractive;
•	the illiquidity of real estate investments generally;
•	the short-term nature of most residential leases and the costs and potential delays in re-leasing;
•	availability of new government programs to reduce foreclosure rates or facilitate a recovery in the housing market;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	limitations imposed upon us by government sponsored enterprises or other sellers on our ability to sell certain of our rental homes during a specified time period;
•	disputes and potential negative publicity in connection with the eviction of an existing resident at one of our homes;
•	damage to a rental home caused by a current or former resident;
•	overbuilding;
•	changes in laws;
•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;
•	casualty or condemnation losses;
•	fraud by borrowers, originators and/or sellers of mortgage loans;
•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;
•	the geographic mix of our assets;
•	the cost, quality and condition of assets we are able to acquire; and
•	our ability to provide adequate management, maintenance and insurance.

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

We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, acts of war, acts of terrorism or riots, certain environmental hazards and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity or wind and/or flood risk. Properties located in active seismic areas include properties throughout California. A number of our properties are also located in areas known to be subject to wind and/or flood risk, such as Florida and Charlotte, North Carolina. While we have multi-year policies for earthquakes and hurricane and/or flood risk, our properties may nonetheless incur a casualty loss that is not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common shares to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

We are subject to risks from natural disasters such as earthquakes and severe weather.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our shareholders may be limited.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our assets, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of assets to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional homes;
•	repaying debt, if any;
•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;
•	creating working capital reserves; or
•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

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

Risks Related to Our Relationships with Starwood Capital Group, Colony Capital, Colony NorthStar, Inc. and the Waypoint Legacy Funds

Each of Colony NorthStar and Thomas J. Barrack, Jr. (through Colony Capital, LLC and affiliates) control a significant number of votes in any matter, including the election of trustees, presented to common shareholders for approval.

Our common shares issued in connection with the Merger resulted in Colony NorthStar and Thomas J. Barrack Jr. each controlling a significant number of votes in any matter, including the election of trustees, submitted to a vote of common shareholders. Thomas J. Barrack, Jr. is the executive chairman of Colony NorthStar and Co-Chairman of our board of trustees. Each of Colony NorthStar and Thomas J. Barrack, Jr. have interests that differ from our other shareholders, and, therefore, may exercise their respective votes on matters that may not be consistent with the interests of those other shareholders with respect to any matters.

Colony Capital, Colony NorthStar and Starwood Capital Group may engage in competitive businesses or solicit our employees for hire, and we may compete with Starwood Capital Group, Colony Capital or Colony NorthStar in ancillary lines of business, which could have an adverse effect on our business.

Colony Capital, Colony NorthStar and Starwood Capital Group may acquire or manage SFR portfolios, which could result in either or both of them competing directly with us for acquisition opportunities, financing opportunities, tenants and in other aspects of our business, and they may solicit and hire key employees, each of which could have an adverse effect on our business.

Additionally, if we were to expand our business strategy, we might compete with Starwood Capital Group, Colony Capital or Colony NorthStar in lines of business ancillary to SFR homes or other lines of business that we might consider in the future.

We own homes in some of the same geographic regions as the Waypoint Legacy Funds, may compete for residents with the Waypoint Legacy Funds and may have other conflicts of interest with the Waypoint Manager and the Waypoint Legacy Funds.

Upon completion of the separation of SWAY from Starwood Capital Group, we did not acquire DC Real Estate Fund II, LP, Wiel Brien Fund III, LP, Wiel Brien Fund IV, LP, Wiel Brien Fund IV-A, LP, Wiel Brien SCFF Fund I, LP, Waypoint Fund I, LP, Waypoint Fund I-A, LP, Waypoint Fund II-A, LP, Waypoint/GI Venture, LLC and DC Real Estate Group, LLC (the “Waypoint Legacy Funds”), or the assets thereof. Waypoint Real Estate Group HoldCo, LLC (together with its predecessors, all affiliates and subsidiaries, the “Waypoint Manager”) agreed that the Waypoint Legacy Funds and the Waypoint Manager will no longer contract to acquire additional homes and will not contract to acquire single-family NPLs, except for (1) acquisitions of homes by a Waypoint Legacy Fund funded solely using proceeds of sales of other homes owned by such Waypoint Legacy Fund or (2) the acquisition of homes or portfolios of homes that do not meet our principal investment objectives. However, we own homes in some of the same geographic regions as the Waypoint Legacy Funds, and, as a result, we may compete for residents with the Waypoint Legacy Funds. This competition may affect our ability to attract and retain residents and may reduce the rents we are able to charge. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common shares could decline.

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

Through one or more affiliates, the Waypoint Manager (1) is owned by certain of our employees and other third parties and (2) is permitted to continue to manage the assets and properties of the Waypoint Legacy Funds and to collect and retain for the Waypoint Manager’s sole account the net fee income and promoted interests in such entities. To facilitate these efforts, appropriate Waypoint Manager affiliates have been granted, during the duration of the Waypoint Legacy Funds’ existence, (1) a license to use our technology and operational platform and know-how and (2) in order to assist in the operation of homes owned by the Waypoint Legacy Funds, access to our employees. The Waypoint Manager does not have any employees of its own. Any expenses, including personnel and employee costs related to the Waypoint Manager or the Waypoint Legacy Funds, incurred by us are either reimbursed by the Waypoint Manager at actual cost or covered (in whole or in part) pursuant to an agreed upon arrangement with the Waypoint Manager.

In contrast to many publicly-traded REITs owning more traditional real estate asset classes or real estate-related securities portfolios, we believe that the success of our business will require a significantly higher level of hands-on, day-to-day attention from our employees. Because the Waypoint Manager will have access to our employees, such employees will have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our employees could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy and/or our results of operations.

Our related party transaction policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with Starwood Capital Group, Colony Capital, Colony NorthStar and their respective affiliates, we have adopted a policy that specifically addresses some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent trustees is required to approve (1) any purchase of our assets by any of Starwood Capital Group, Colony Capital, Colony NorthStar or their respective affiliates and (2) any purchase by us of any assets of any of Starwood Capital Group, Colony Capital, Colony NorthStar or their respective affiliates, there is no assurance that this policy will adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

Risks Related to Our Common Shares

The market price of our common shares may decline as a result of the resale of common shares issued to Colony Capital and issuable to Starwood Capital Group upon conversion of OP Units issued in connection the Internalization and the Merger.

We have filed a registration statement covering certain of the shares and OP Units issued to Colony Capital, Colony NorthStar and Starwood Capital Group in connection with the Merger and the Internalization, and these shares are freely transferable without restriction.  Resale of these shares would increase the number of our common shares available for public trading. Sales of a substantial number of common shares in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of common shares.

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

Some of the factors that could negatively affect the market price of our common shares include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business or growth strategies or prospects;

•	the process surrounding and the impact of the Merger and the Internalization;
•	actual or perceived conflicts of interest with Starwood Capital Group, Colony Capital, Colony NorthStar, the Waypoint Manager, the Waypoint Legacy Funds and individuals, including our executives;
•	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
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

Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to convert the homes we acquire into rental homes and to rent our homes at the rates we anticipate;
•	unanticipated expenses that reduce our cash flow or non-cash earnings;
•	decreases in the value of our portfolio; and
•	defaults under or contractual restrictions in any lending or financing arrangement that we enter into.

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

Our ability to dispose of homes during the first few years following their acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any homes we own, directly or through any subsidiary entity, but excluding any TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than “foreclosure property” as defined in the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. To avoid the prohibited transaction tax, we may choose not to engage in certain sales at the REIT level, even though such sales might otherwise be beneficial to us. For example, we may be required to conduct acquisitions or dispositions through a TRS, which would be subject to federal corporate income tax, and our ownership of which would also be subject to certain limitations. While we intend to conduct our business to avoid the prohibited transactions tax and, where appropriate, the corporate income tax, there can be no assurance that the IRS will agree with our determinations, and that we will not be subject to the prohibited transactions tax or the corporate income tax on sales of property.

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

Legislative or other actions could have a negative effect on our shareholders or us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us.  Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in Scottsdale, Arizona at 8665 East Hartford Drive.

The following table provides a summary of our portfolio of homes in our SFR segment as of December 31, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,531	9	5,540	96.6%	96.5%	$128,666	$146,511	$812	2,007	22	2014	$1,307
Tampa	3,713	0	3,713	94.7%	94.7%	$157,065	$180,206	664	1,717	28	2014	$1,478
Miami	3,674	7	3,681	95.8%	95.6%	$208,516	$226,863	831	1,723	39	2015	$1,826
Southern California	2,776	5	2,781	96.8%	96.7%	$273,838	$309,113	853	1,713	41	2013	$2,054
Houston	2,714	0	2,714	94.0%	94.0%	$152,325	$156,346	424	1,941	20	2015	$1,506
Dallas	2,080	25	2,105	94.7%	93.6%	$180,353	$187,388	394	2,116	21	2015	$1,650
Denver	1,992	48	2,040	94.5%	92.3%	$208,912	$227,357	463	1,765	34	2015	$1,763
Orlando	1,939	0	1,939	95.3%	95.3%	$141,763	$167,648	325	1,727	30	2014	$1,400
Las Vegas	1,719	0	1,719	95.6%	95.6%	$187,944	$204,505	352	2,034	17	2013	$1,420
Phoenix	1,389	95	1,484	95.9%	89.8%	$144,507	$159,148	236	1,708	25	2014	$1,189
Top 10 Markets	27,527	189	27,716	95.5%	94.9%	$175,144	$193,677	5,354	1,851	28	2014	$1,561
Charlotte-Raleigh	933	146	1,079	95.4%	82.5%	$195,168	$214,134	231	2,338	13	2015	$1,620
Northern California	965	6	971	97.3%	96.7%	$239,910	$258,907	250	1,410	48	2014	$1,778
Nashville	269	71	340	97.4%	77.1%	$279,691	$294,956	100	2,503	11	2015	$2,036
Other Markets	959	0	959	94.0%	94.0%	$155,910	$161,446	156	1,613	36	2015	$1,629
Total / Average	30,653	412	31,065	95.6%	94.3%	$178,413	$196,539	$6,091	1,854	28	2014	$1,576

(1)

We define the stabilized home portfolio to include homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home life cycle.

(2)	Excludes 619 homes that we do not intend to hold for the long-term.
(3)

We measure homes by the number of rental units as compared to number of properties.  Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this change takes into account our limited investments in multi-family properties and, we believe, provides a meaningful measure to investors.

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

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 8. Financial Statements and Supplementary Data, Note 14. Commitments and Contingencies.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares have been traded on the NYSE under the symbol “SFR” since completion of the Merger and, prior to the completion of the Merger, our common shares were traded under the symbol “SWAY.” The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of our common shares as reported by the NYSE.

	High	Low
2016
First Quarter	$25.11	$19.54
Second Quarter	30.54	24.22
Third Quarter	33.09	28.64
Fourth Quarter	30.79	26.74

2015
First Quarter	$26.89	$23.82
Second Quarter	26.66	23.41
Third Quarter	26.59	22.62
Fourth Quarter	25.69	22.10

In connection with the consummation of the Merger, on January 5, 2016, we issued 64,869,526 common shares, $0.01 par value per share, in exchange for all issued and outstanding shares of CAH common stock.

As of February 23, 2017, there were 56 holders of record of our 101,495,759 common shares outstanding. In addition, we believe that a significant number of beneficial owners of our common shares held their shares in street name.

Dividend Policy

We intend to make regular quarterly distributions to holders of our common shares. We seek to generate income for distribution to our shareholders, typically by earning a spread between the yield on our stabilized portfolio of SFR assets and the cost of borrowings. Our REIT taxable income, which serves as the basis for distributions to our shareholders, is generated primarily from this spread. Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the use of cash in operating activities. However, cash flows related to our stabilized portfolio of SFR homes are positive and sufficient to support distributions to our shareholders. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount equal to our taxable income. For the year ended December 31, 2016, distributions for our common shares were classified as 74% ordinary dividends, 25% return of capital and 1% capital gains.

On February 22, 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 14, 2017 to shareholders of record at the close of business on March 31, 2017. On January 13, 2017, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on December 30, 2016. On October 14, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on September 30, 2016.On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters and is incorporated herein by reference.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 cash on February 4, 2014, for (1) our common shares, (2) S&P 500 Total Return Index and (3) MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Shareholder returns over the indicated period are based on historical data and are not necessarily indicative of future shareholder returns.

Comparison of Cumulative 35-Month Return

	Cumulative Total Return As Of
	February 4, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Colony Starwood Homes	$100.00	$92.83	$81.93	$107.57
MSCI US REIT (RMS)	$100.00	$125.74	$128.91	$139.99
S&P 500 Total Return Index	$100.00	$119.59	$121.25	$135.75

Sale of Unregistered Securities

There were no unregistered sales of securities during the year ended December 31, 2016.

Repurchases of Equity Securities

On May 6, 2015 and January 27, 2016, our board of trustees authorized and amended, respectively, a share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. Since its inception and as of December 31, 2016, we repurchased 2.4 million common shares for $52.8 million under the 2015 Program. We did not repurchase any shares under the 2015 Program during the three months ended December 31, 2016. Subsequent to December 31, 2016 and through February 23, 2017, we did not repurchase any shares under the 2015 Program. As of February 23, 2017, up to $197.2 million may yet be purchased under the 2015 Program.

On April 24, 2014, our board of trustees authorized a share repurchase program (the “2014 Program”). Under the 2014 Program, we could have repurchased up to $150.0 million of our common shares beginning April 17, 2014 and ending April 17, 2015. During fiscal year 2014, we repurchased 1.3 million common shares for $34.3 million under the 2014 Program.  The 2014 Program expired on April 17, 2015 and we did not repurchase any shares pursuant to the 2014 Program during 2016 and 2015.

The following table provides the repurchases of common shares during the three months ended December 31, 2016:

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
October 1, 2016 to October 31, 2016	—	$—	—	$197,152
November 1, 2016 to November 30, 2016	—	$—	—	$197,152
December 1, 2016 to December 31, 2016	—	$—	—	$197,152
Total repurchases for the three months ended December 31, 2016	—	$—

Item 6.  Selected Financial Data.

The following tables set forth the selected consolidated statements of operations for the four years ended December 31, 2016 and the period from March 13, 2012 (inception) through December 31, 2012 and consolidated balance sheets data and selected portfolio data as of December 31, 2016, 2015, 2014, 2013 and 2012. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 from our consolidated audited financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2013 and for the period from March 13, 2012 through December 31, 2012 and consolidated balance sheet data and selected portfolio data as of December 31, 2014, 2013 and 2012 were derived from audited financial statements that are not included in this Annual Report on Form 10-K.

The historical consolidated financial statements included herein as of any date, and for any periods prior to the year ended January 5, 2016, the date of the Merger, represent only CAH’s pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows (see Item 8. Financial Statements and Supplementary Data, Note 1. Organization and Operations). As such, the financial statements included herein do not reflect our results of operations, other comprehensive income, financial position or cash flows in the future or what our results of operations, other comprehensive income, financial position or cash flows would have been had CAH been merged with SWAY during the historical periods presented. In addition to the financial statements included herein, you should read and consider the SWAY financial statements, pro forma financial statements and notes thereto that were filed with the SEC.

Consolidated Statements of Operations Data

					Period from March 13, 2012
	Year Ended December 31,				(inception) through
(in thousands, except share and per share data)	2016	2015	2014	2013	December 31, 2012
Total revenues	$575,682	$303,736	$209,354	$82,290	$9,931
Total expenses	$646,660	$361,149	$290,733	$127,597	$24,995
Total other income (expense)	$3,016	$(2,208)	$2,679	$(2,267)	$62
Income tax expense (benefit)	$736	$816	$(695)	$681	$—
Net loss from continuing operations	$(68,698)	$(60,437)	$(78,005)	$(48,255)	$(15,002)
Net loss	$(86,485)	$(62,015)	$(80,940)	$(48,255)	$(15,002)
Net loss attributable to common shareholders	$(81,267)	$(38,879)	$(57,615)	$(38,342)	$(10,748)
Weighted-average shares outstanding - basic and diluted	101,633,326	64,869,526	64,869,526	62,370,625	10,063,066
Net loss attributable to common shareholders per common share - basic and diluted	$(0.80)	$(0.60)	$(0.89)	$(0.61)	$(1.07)
Dividends declared per common share	$0.88	$—	$—	$—	$—

Consolidated Balance Sheets Data

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Investment in real estate, net(1)	$5,749,512	$3,273,320	$3,199,552	$2,318,816	$540,561
Total assets	$6,615,176	$4,278,818	$3,882,597	$2,712,008	$654,654
Total financing arrangements(2)	$3,798,725	$2,551,184	$1,790,138	$499,998	$—
Total liabilities	$3,970,183	$2,627,419	$1,866,152	$559,643	$14,823
Total shareholders' equity	$2,438,888	$1,074,888	$1,333,487	$1,418,149	$287,085
Total equity	$2,644,993	$1,651,399	$2,016,445	$2,152,365	$639,831

(1)	Excludes real estate held for sale, net.
(2)	Includes credit facilities, asset-backed securitizations, net, and convertible senior notes, net but excludes financing arrangements included in discontinued operations.

Selected Portfolio Data

	As of December 31,
(dollar amounts in thousands)	2016	2015	2014	2013	2012
Homes acquired, net	31,684	17,902	17,728	13,875	4,229
Cost basis of acquired homes(1)	$6,144,008	$3,498,221	$3,341,498	$2,430,664	$544,835

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2016, 2015, 2014, 2013 and 2012 of $370.4 million, $207.8 million, $110.3 million, $34.7 million and $2.8 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2016, 2015, 2014, 2013 and 2012 of $1.9 million, $0.8 million, $0.8 million, $0.4 million and $0.1 million, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A. Risk Factors, as well as the factors described in this section.

On September 21, 2015, we and CAH announced the signing of the Merger Agreement to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with ASC Topic 805. Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger (although SWAY was the legal acquirer), which resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our consolidated statements of operations beginning on that date. The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented.

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

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including multiple listing services (“MLS”) listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from banks, mortgage servicers, other SFR companies, government sponsored enterprises, private investors and other financial institutions. Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 94.0% of the outstanding OP Units as of December 31, 2016.

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture. We have determined to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Note 15. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our Portfolio

As of December 31, 2016, our SFR portfolio consisted of 31,684 owned homes, including 31,065 rental homes and 619 homes that we do not intend to hold for the long term. As of December 31, 2016, approximately 94.3% of our rental homes were occupied and approximately 95.6% of our stabilized rental homes were occupied. Approximately 89.2% of our rental homes are located in our top ten markets.

Homes

The following table provides a summary of our portfolio of homes as of December 31, 2016:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,531	9	5,540	96.6%	96.5%	$128,666	$146,511	$812	2,007	22	2014	$1,307
Tampa	3,713	0	3,713	94.7%	94.7%	$157,065	$180,206	664	1,717	28	2014	$1,478
Miami	3,674	7	3,681	95.8%	95.6%	$208,516	$226,863	831	1,723	39	2015	$1,826
Southern California	2,776	5	2,781	96.8%	96.7%	$273,838	$309,113	853	1,713	41	2013	$2,054
Houston	2,714	0	2,714	94.0%	94.0%	$152,325	$156,346	424	1,941	20	2015	$1,506
Dallas	2,080	25	2,105	94.7%	93.6%	$180,353	$187,388	394	2,116	21	2015	$1,650
Denver	1,992	48	2,040	94.5%	92.3%	$208,912	$227,357	463	1,765	34	2015	$1,763
Orlando	1,939	0	1,939	95.3%	95.3%	$141,763	$167,648	325	1,727	30	2014	$1,400
Las Vegas	1,719	0	1,719	95.6%	95.6%	$187,944	$204,505	352	2,034	17	2013	$1,420
Phoenix	1,389	95	1,484	95.9%	89.8%	$144,507	$159,148	236	1,708	25	2014	$1,189
Top 10 Markets	27,527	189	27,716	95.5%	94.9%	$175,144	$193,677	5,354	1,851	28	2014	$1,561
Charlotte-Raleigh	933	146	1,079	95.4%	82.5%	$195,168	$214,134	231	2,338	13	2015	$1,620
Northern California	965	6	971	97.3%	96.7%	$239,910	$258,907	250	1,410	48	2014	$1,778
Nashville	269	71	340	97.4%	77.1%	$279,691	$294,956	100	2,503	11	2015	$2,036
Other Markets	959	0	959	94.0%	94.0%	$155,910	$161,446	156	1,613	36	2015	$1,629
Total / Average	30,653	412	31,065	95.6%	94.3%	$178,413	$196,539	$6,091	1,854	28	2014	$1,576

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle.

(2)	Excludes 619 homes that we do not intend to hold for the long-term.
(3)

We measure homes by the number of rental units as compared to number of properties. Although historically we have primarily invested in SFRs, and expect to continue to do so in the foreseeable future, this takes into account our limited investments in multi-family properties and, we believe, provides a meaningful measure to investors.

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

We expect to control renovation costs and the time to renovate a newly acquired or vacated, following a resident move-out, home by following a standardized process to prepare the home for residency to our rent-ready standards. The renovation scope for each home is developed and managed through a technology enabled process that incorporates proprietary systems, home level data, pre-established specifications, standards and pricing and expertise from our in-market personnel. Our field project managers are responsible for managing the day-to-day operations of our home renovation process. This includes the overall supervision and management of home renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. Renovating a home to our standards typically requires expenditures on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. We also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

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

Similarly, the time to market and lease a home will be driven by local demand, our marketing techniques and the supply of homes in the market. We utilize a fully-integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. We showcase our available homes on our website, which is integrated with our proprietary platform to ensure that available homes are marketed from the moment they are rent-ready. Leads are funneled to our internal leasing teams who work to qualify the leads and identify potential residents. Our lead scoring system is used to efficiently cultivate, prioritize and qualify leads. We maintain a centralized call center in Scottsdale and regional staff in several other markets. Market-specific factors, including our residents’ finances, the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our core markets with respect to these metrics or others could adversely impact our rental income.

As of December 31, 2016, the 30,653 homes we owned in our stabilized home portfolio were approximately 95.6% occupied. As of December 31, 2015, the 17,683 homes we owned in our stabilized home portfolio were approximately 95.5% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel and other costs in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $1.0 million and $1.9 million of such costs for the years ended December 31, 2016 and 2015, respectively, to building and improvements in the accompanying consolidated balance sheet. Indirect capitalized costs are allocations of certain costs directly related to capital addition activities, including certain personnel costs. We also capitalize property taxes, insurance, HOA fees and interest during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying consolidated balance sheets and include $8.1 million of certain personnel costs, which were capitalized for the year ended December 31, 2016 and $4.7 million of leasing costs, which were capitalized for the year ended December 31, 2015.

Loan Resolution Methodologies

As discussed in Item 8. Financial Statements and Supplementary Data, Note15. Discontinued Operations, we have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition.

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

We intend to sell homes converted from loans, and the state of the real estate market and home prices will determine proceeds from any sale of homes acquired in settlement of loans. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of NPLs, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of homes acquired in settlement of loans. Conversely, declining home prices are expected to negatively affect our results of homes acquired in settlement of loans.

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

NPL Business-Related Expenses

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which owns all of our NPLs. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; (2) acquiring homes through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling homes. Prime has contributed less than 1.26% of the cash equity to the joint venture (“Prime’s Percentage Interest”) and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all Non-Rental Pool Assets. Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all remaining homes converted from loans through the joint venture. Prime earns the Prime Transfer Fee, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition and Prime earns additional incentive fees related to such sale dispositions.

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

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. We believe that our accounting policies regarding investments in real estate and goodwill are the most critical in understanding the judgments involved in the preparation of our financial statements. Our financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision become known. Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Significant Accounting Policies.

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

Growth of Investment Portfolio

During the year ended December 31, 2016, we increased our home portfolio by 13,782 homes, net of sales activities, primarily as a result of the Merger. The table below summarizes our SFR portfolio holdings as of December 31, 2016 and 2015.

	As of	As of
	December 31,	December 31,
(dollar amounts in thousands)	2016	2015
Total SFR portfolio homes	31,684	17,902

Cost basis of acquired homes(1)	$6,144,008	$3,498,221

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2016 and 2015 of $370.4 million and $207.8 million, respectively, and accumulated depreciation on assets held for sale as of December 31, 2016 and 2015 of $1.9 million and $0.8 million, respectively.

Developments During 2016

•	On January 5, 2016, we completed the Merger and the Internalization.
•

On January 27, 2016, our board of trustees authorized an increase and extension to the 2015 Program. Under the 2015 Program, we repurchased approximately 2.0 million shares for $44.6 million during the year ended December 31, 2016.

•	In February 2016, we entered into swap transaction to fix $1.6 billion of variable rate debt at an effective blended interest rate of 2.75% for three years.
•	On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.
•	In May 2016, our board of trustees approved a strategic shift to exit the NPL business.
•

In June 2016, we completed our fifth securitization transaction which was our first as a combined company post-Merger. This transaction involved the issuance and sale in a private offering of Certificates issued by a Trust established by us. We sold $485.6 million of Certificates at a weighted-average blended interest rate of LIBOR plus 222 basis points to investors.

•	In June 2016, we entered into a swap transaction to fix $450.0 million of variable rate debt at an effective interest rate of 3.32% over five years on average.

•	On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on June 30, 2016.
•	In July 2016, we completed a sale of 339 re-performing loans for $45.9 million of sales proceeds of which $23.7 million was used for payment on our NPL joint venture’s master repurchase agreement.
•	In August 2016, we completed a sale of 1,675 NPLs for $265.3 million of sales proceeds of which $159.6 million was used payments on our NPL joint venture’s master repurchase agreement.
•	In September 2016, we completed a transaction to purchase 217 homes we formerly managed for third parties, for an aggregate purchase price of $60.6 million.
•	On October 14, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on September 30, 2016.
•

In November 2016, we completed our sixth securitization transaction. This transaction involved the issuance and sale in a private offering of Certificates issued by a Trust established by us. We sold $580.7 million of Certificates at a weighted-average blended interest rate of LIBOR plus 194 basis points to investors.

Subsequent Events

Refer to Item 8. Financial Statements and Supplementary Data, Note 18. Subsequent Events for disclosure regarding significant transactions that occurred subsequent to December 31, 2016.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The main components of our $81.3 million net loss during the year ended December 31, 2016, as compared to our $38.9 million net loss during the year ended December 31, 2015, were as follows:

Revenues

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Rental income	$538,191	$283,635	$254,556	90%
Other property income	25,844	17,167	8,677	51%
Other income	11,647	2,934	8,713	297%
Total revenues	$575,682	$303,736	$271,946	90%

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

For the year ended December 31, 2016, we experienced an increase in total revenues of 90%, as compared to 2015. The increase is primarily due to an increase in rental revenues primarily attributable to SFR portfolio growth. During the year ended December 31, 2016, we increased our SFR home portfolio by 13,782 homes, net of sales activities, primarily as a result of the Merger. Other property income includes smart home and other service charges, tenant charge backs, late charges and early-termination charges and other income includes management fees earned in the operation and management of the Federal National Mortgage Association (“Fannie Mae”) joint venture and the operation and management of the assets of multiple private funds.

Expenses

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2016	2015	Change	Change
Property operating and maintenance	$83,451	$62,349	$21,102	34%
Real estate taxes, insurance and HOA costs	110,112	53,894	56,218	104%
Property management	34,736	18,422	16,314	89%
Interest expense	152,167	65,034	87,133	134%
Depreciation and amortization	178,763	108,307	70,456	65%
Impairment of real estate assets	750	11,780	(11,030)	-94%
Share-based compensation	2,853	—	2,853	100%
General and administrative	54,332	34,251	20,081	59%
Merger and transaction-related	29,496	7,112	22,384	315%
Total expenses	$646,660	$361,149	$285,511	79%

For the year ended December 31, 2016, we experienced an increase in total expenses of $285.5 million, or 79%, as compared to the year ended December 31, 2015. Relative to total revenues, total expenses decreased to 112% for the year ended December 31, 2016, from 119% for the year ended December 31, 2015. This reduction in rate of expenditures, as further discussed below, is primarily due to improvements in efficiency which are primarily driven by economies of scale and improvements in business processes, offset in part by increased merger and transaction-related expenses incurred during the year ended December 31, 2016, resulting from the Internalization and Merger.

Property Operating and Maintenance

Included in property operating and maintenance expenses are utilities and landscape maintenance, repairs and maintenance on leased properties, third-party management fees, bad debt and expenses associated with resident turnover and vacancy periods between lease dates. During the year ended December 31, 2016, property operating and maintenance expense increased by $21.1 million from 2015 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 15% during the year ended December 31, 2016, from 21% during 2015. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes. We expect to continue to recognize improvements in efficiency, primarily due to increased market density resulting from the Merger and continued growth in the size of our home portfolio.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the year ended December 31, 2016, real estate taxes, insurance and HOA costs increased $56.2 million, as compared to 2015.  This increase was primarily attributable to the growth in the size of our portfolio of homes that are rent ready, as well as increased value assessments from taxation authorities. We expect these expenses to continue to grow, primarily due to continued growth in the size of our home portfolio and increased assessed values of our properties due to home price appreciation.

Property Management

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During year ended December 31, 2016, property management expenses increased $16.3 million as compared to 2015. This increase is primarily attributable to growth in the size of our portfolio of homes, and we expect these expenses to continue to increase with growth in the size of our portfolio.

Interest Expense

Interest expense increased by $87.1 million during the year ended December 31, 2016, as compared to 2015, primarily resulting from our aggregate borrowings of $3.9 billion and higher average debt balances. Our aggregate borrowings totaled $2.5 billion as of December 31, 2015. As described in Note 7. Debt, we assumed approximately $1.6 billion of long-term debt in the Merger (excluding Prime’s master repurchase agreement).  In addition, in June 2016 and November 2016, we entered into mortgage loan agreements and used the net cash proceeds primarily to pay down our secured credit facilities. Interest expense will fluctuate in future periods primarily as a result of changes in the amount our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in service and amortization of deferred leasing costs and lease intangibles. During the year ended December 31, 2016, depreciation and amortization increased by $70.5 million, as compared to 2015, primarily as a result of the increased number of in-service SFR properties in our portfolio as a result of the Merger. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our SFR portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the year ended December 31, 2016, there was a decrease of $11.0 million of impairment expense as compared to the same period in 2015. The primary reasons for the decrease in impairment expense were the increase in fair value due to home price appreciation in our markets and the disposition of homes that were inconsistent with our investment strategy subsequent to the Merger. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed and defined in Note 9. Share-Based Compensation, SWAY adopted the Equity Plan, the Manager Equity Plan and the Non-Executive Trustee Share Plan on January 16, 2014. Grants issued under these plans prior to the Merger fully vested as a result of the Merger and had no impact on share-based compensation expense during 2016.

Grants issued under these plans for the year ended December 31, 2016, resulted in an increase of $2.9 million of share-based compensation expense as compared to 2015 as we did not have any such plans or share-based compensation expense prior to the Merger. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants and changes in estimated forfeiture rates.

General and Administrative

General and administrative expenses are primarily comprised of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees. During the year ended December 31, 2016, general and administrative expense increased by $20.1 million as compared to the year ended December 31, 2015, primarily as a result of increased headcount related to the Merger, but offset in part by improvements in efficiency primarily attributable to economies of scale.

Merger and Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees, severance costs and other expenses incurred in connection with the Internalization and Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the year ended December 31, 2016, such costs related to the Internalization and Merger increased $22.4 million as compared to 2015. Although we may incur additional merger and transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to the year ended December 31, 2016.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments and losses related to insurance claims. During the year ended December 31, 2016, these activities resulted in net income of $3.0 million compared to net expense of $2.2 million during 2015. The change in 2016 as compared to 2015 is primarily attributable to an increase in gain on sales of real estate recorded in 2016 as compared to 2015.

Discontinued Operations

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly owned with Prime. As discussed in Note 15. Discontinued Operations, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities was a loss of $17.8 million for the year ended December 31, 2016. During 2015, the net impact from discontinued operations resulting from the activities of our former CAF subsidiary (see Note 15. Discontinued Operations) was a net loss of $1.6 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The main components of our $38.9 million net loss during the year ended December 31, 2015, as compared to our net loss of $57.6 million during the year ended December 31, 2014, were as follows.

Revenues

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Rental income	$283,635	$195,303	$88,332	45%
Other property income	17,167	11,340	5,827	51%
Other income	2,934	2,711	223	8%
Total revenues	$303,736	$209,354	$94,382	45%

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

For the year ended December 31, 2015, we experienced an increase in total revenues of 45%, as compared to the same periods in 2014. The increase is primarily due to an increase in rental revenues, which is primarily attributable to an increase in the average number of occupied homes during 2015 as compared to 2014. Other property income includes tenant charge backs, late charges and early-termination charges, and other income includes management fees earned in the operation and management of the Fannie Mae joint venture and the operation and management of the assets of multiple private funds.

Expenses

	Year Ended December 31,		Amount of	Percent
(in thousands, except for percentages)	2015	2014	Change	Change
Property operating and maintenance	$62,349	$59,396	$2,953	5%
Real estate taxes, insurance and HOA costs	53,894	40,479	13,415	33%
Property management	18,422	16,950	1,472	9%
Interest expense	65,034	38,086	26,948	71%
Depreciation and amortization	108,307	87,194	21,113	24%
Impairment of real estate assets	11,780	7,025	4,755	68%
General and administrative	34,251	41,603	(7,352)	-18%
Merger and transaction-related	7,112	—	7,112	100%
Total expenses	$361,149	$290,733	$70,416	24%

For the year ended December 31, 2015, we experienced an increase in total expenses of $70.4 million, or 24%, as compared to the year ended December 31, 2014. Relative to total revenues, total expenses decreased to 119% for the year ended December 31, 2015, from 139% for the year ended December 31, 2014. This reduction in rate of expenditures, as further discussed below, is primarily due to improvements in efficiency which are primarily driven by economies of scale and improvements in business processes.

Property Operating and Maintenance

Included in property operating and maintenance expenses are bad debt, utilities and landscape maintenance, repairs and maintenance on leased properties and expenses associated with resident turnover in vacancy periods between lease dates. Also included are third-party management fees. During the year ended December 31, 2015, property operating and maintenance expense increased by $3.0 million as compared to 2014 resulting from increases related to the growth in the size of our portfolio of occupied and unoccupied homes. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 21% for the year ended December 31, 2015, from 29% for the year ended December 31, 2014. These improvements in efficiency are primarily driven by economies of scale and improvements in business processes.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the year ended December 31, 2015, real estate taxes, insurance and HOA costs increased $13.4 million as compared to 2014. This increase is related to the growth in the size of our portfolio of homes that are rent ready.

Property Management

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During year ended December 31, 2015, property management expenses increased $1.5 million as compared to 2014. This increase is primarily attributable to growth in the size of our portfolio of homes.

Interest Expense

Interest expense increased by $26.9 million during the year ended December 31,2015, as compared to 2014, primarily resulting from higher average debt balances (see Note 7. Debt). In June 2015, we entered into a mortgage loan agreement and used the net cash proceeds primarily to pay down our secured credit facilities.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in service and amortization of deferred leasing costs. During the year ended December 31, 2015, depreciation and amortization increased by $21.1 million, as compared to 2014, primarily as a result of the increased number of in-service SFR properties in our portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment expense during the year ended December 31, 2015 was $11.8 million, an increase of $4.8 million of impairment expense as compared to $7.0 million recorded during 2014.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees.  When compared to 2014, general and administrative expense decreased by $7.3 million during the year ended December 31, 2015, primarily as a result of the internalization of CAH’s management company (see Note 9. Shareholders’ Equity—CAH Internalization.)

Merger and Transaction-Related Expenses

Transaction-related expenses primarily include professional fees, consulting services fees and other expenses incurred in connection with the Internalization and the Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the year ended December 31, 2015, we recorded $7.1 million of such costs related to the Internalization and the Merger. There were no transaction-related expenses incurred during 2014.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments and losses related to insurance claims. During the year ended December 31, 2015, these activities resulted in net expense of $2.2 million compared to net income of $2.7 million during 2014. The change in 2015 as compared to 2014 is primarily attributable to a decrease in gains on sales of real estate recorded in 2015 as compared to 2014.

Discontinued Operations

During 2015 and 2014, the net impact from discontinued operations resulting from the activities of our former CAF subsidiary (see Note 15. Discontinued Operations) were net losses of $1.6 million and $2.9 million, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of December 31, 2016 and 2015 included cash and cash equivalents of $109.1 million and $162.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to continue our exit from our NPL business and to use the proceeds generated by such exit to reduce our corresponding debt. Under our joint venture agreement with Prime, we are expecting to sell all of the joint venture’s remaining assets, which in aggregate totaled approximately $76.9 million as of December 31, 2016, by mid-2017. Accordingly, we have reclassified this activity to discontinued operations (see Note 15. Discontinued Operations.)

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. On February 22, 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 14, 2017 to shareholders of record at the close of business on March 31, 2017. On January 13, 2017, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on December 30, 2016. On October 14, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on September 30, 2016. On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016. On December 22, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on December 10, 2015. On October 15, 2015, we paid a quarterly dividend of $0.19 per common share, totaling $7.3 million, to shareholders of record at the close of business on September 30, 2015. On July 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on June 30, 2015. On April 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on March 31, 2015. On January 15, 2015, we paid a quarterly dividend of $0.14 per common share, totaling $5.4 million, to shareholders of record at the close of business on December 31, 2014. On October 15, 2014, we paid a quarterly dividend of $0.14 per common share, totaling $5.5 million, to shareholders of record at the close of business on September 30, 2014. Any future distributions payable are indeterminable at this time except as disclosed in Note 18. Subsequent Events.

Capital Resources

As of December 31, 2016, we have completed the following debt transactions (for further disclosure, see Note 7. Debt).

Secured Credit Facilities

JPMorgan

We are party to the JPMorgan Facility. Borrowings under the JPMorgan Facility accrue interest at the three-month LIBOR plus 3.00%. In June 2016, in connection with the mortgage loan transaction discussed below, we elected to voluntarily reduce borrowing availability under the JPMorgan Facility from $800.0 million to $300.0 million, and we paid down the outstanding balance to zero. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

We also amended the JPMorgan Facility, to provide that the monthly fee we pay on the unused commitment shall be no greater than 0.50% of those amounts for so long as the maximum commitments are $550.0 million or less. If such maximum commitments are greater than $550.0 million, we pay a monthly fee equal to 0.50% of the unused commitments if the unused commitments are less than 50% of the maximum commitments, and, if the unused commitments are greater than 50% of the commitments of over $550.0 million, the monthly unused fee is 1.00%The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of December 31, 2016 and 2015, no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and $300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the years ended December 31, 2016 and 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s CitiBank Facility.  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017, and subject to an extension option through February 2018, pursuant to an amendment to the CitiBank Facility which we completed in December 2016. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO.  In November 2016, in connection with the mortgage loan transaction discussed below, we elected to voluntarily reduce borrowing availability under the CitiBank Facility to $300.0 million. As of December 31, 2016, approximately $108.5 million was outstanding under the CitiBank Facility and $191.5 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the year ended December 31, 2016 was 3.4%.

Master Repurchase Agreements

Deutsche Bank

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property held by Prime.  The repurchase agreement provided for maximum borrowings of up to $19.3 million as of December 31, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, and includes a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement (see Note 18. Subsequent Events). The repurchase agreement is secured by equity interests in certain of our Prime joint venture entities.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of December 31, 2016, the outstanding balance on this facility was approximately $19.3 million and is included in liabilities related to assets held for sale on our consolidated balance sheets. We are obligated by the terms of the repurchase agreement to apply certain proceeds from the sale of the assets within the Prime portfolio to the outstanding balance on the facility.

Credit Suisse

As of December 31, 2015, we were party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC and two other banks (the “Lenders”) to finance originated and acquired term loans for our single-family real estate loans operations under CAF (the “CAF MRA Facility”). This facility was a revolving line with interest at LIBOR plus a spread ranging from 2.85% to 3.75%, depending upon the Lender. In connection with Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF, or the CAF MRA Facility, as of December 31, 2016.

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

On October 14, 2014, SWAY issued $172.5 million in aggregate principal amount of the 2017 Convertible Notes. The sale of the 2017 Convertible Notes generated gross proceeds of $172.5 million and net proceeds of approximately $167.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses paid by us.  Interest on the 2017 Convertible Notes will be payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2015. The 2017 Convertible Notes will mature on October 15, 2017 (see Note 18. Subsequent Events).

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

In addition to the Offered Certificates, four of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us.  Additionally, in connection with the mortgage loan transaction completed in June 2016, we retained an interest-bearing Class F certificate.

Interest Rate Caps and Swaps

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate loans and secured credit facilities. (See Note 12. Derivatives and Hedging.)

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$86,708	$65,351	$18,767
Net cash provided by (used in) investing activities	322,785	(538,475)	(1,174,686)
Net cash (used in) provided by financing activities	(462,486)	411,357	1,204,420
Net change in cash and cash equivalents	$(52,993)	$(61,767)	$48,501

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we incur acquisition and investment pursuit costs, as well as both operating and overhead expenses, without corresponding revenue, which contributes to the net use of cash in operating activities. Additionally, cash used in operating activities during the years ended December 31, 2016 and 2015 included merger and transaction-related expenses. Our net cash flows provided by operations of $86.7 million, $65.4 million and $18.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, are reflective of such activities.

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures for the renovation and other capital improvements to our real estate. Net cash provided by investing activities was $322.8 million for the year ended December 31, 2016 due primarily to the net $56.2 million received as a result of the Merger and CAH reorganization, $274.6 million of proceeds from the sales of real estate and $346.9 million received from liquidation, principal repayments and other proceeds on NPLs; offset in part by $253.8 million spent on the acquisition of homes, $97.3 million spent on the renovation of newly acquired homes and other capitalized improvements to our real estate. Net cash used in investing activities was $538.5 million for the year ended December 31, 2015 due primarily to the $151.3 million spent on the acquisition of homes, $81.0 million spent on the renovation of newly acquired homes and other capitalized improvements to our real estate and the $375.4 million of expenditures for the purchase and origination of loans receivable, less proceeds received for repayments of principal, for our former CAF subsidiary. Net cash used in investing activities was $1.2 billion for the year ended December 31, 2014 due primarily to the $803.6 million spent on the acquisition of homes, $151.7 million spent on the renovation of newly acquired homes and other capitalized improvements to our real estate and the $270.2 million of expenditures for the purchase and origination of loans receivable, less proceeds received for repayments of principal, for our former CAF subsidiary.

Our net cash related to financing activities is generally affected by any borrowings, capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Our net cash used in financing activities was $462.5  million for the year ended December 31, 2016 primarily as a result of $44.6 million used to repurchase our common shares, $1.4 billion of payments against our secured credit facilities and master repurchase facility and $72.1 million used for dividend payments to common shareholders and distributions to preferred shareholders; offset in part by $1.1 billion of net proceeds from the issuance of mortgage loans. Our net cash provided by financing activities of $411.4 million for the year ended December 31, 2015 resulted primarily from mortgage loan transactions, which provided proceeds of $1.2 billion; offset in part by net dividend payments and other distributions to and contributions from non-controlling interests totaling $301.1 million, net payments on secured credit facilities of $223.3 million and payments on mortgage loan obligations of $208.4 million. Cash flows provided by financing activities totaled $1.2 billion during the year ended December 31, 2014, substantially all of which resulted from mortgage loan transactions, which provided proceeds of $1.1 billion.

Recent Accounting Pronouncements

See Item 8. Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Significant Accounting Policies for disclosure of recent accounting pronouncements which may have an impact our consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or variable interest entities (“VIEs”), in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any of these unconsolidated SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer also to Item 8. Financial Statements and Supplementary Data, Note 7. Debt for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations including estimated interest, as of December 31, 2016:

	December 31,
(in millions)	2016	2017	2018	2019	2020	After 2020	Total
Home purchase obligations(1)	$63.8	$—	$—	$—	$—	$—	$63.8
CitiBank facility	—	110.1	—	—	—	—	110.1
Deutsche Bank master repurchase agreement	—	19.4	—	—	—	—	19.4
CAH 2014-1 mortgage loan(2)	—	12.5	12.5	495.6	—	—	520.6
CAH 2014-2 mortgage loan(2)	—	13.7	13.7	554.2	—	—	581.6
CAH 2015-1 mortgage loan(2)	—	18.4	18.4	18.4	679.8	—	735.0
SWAY 2014-1 mortgage loan(2)	—	16.6	16.6	16.6	529.4	—	579.2
CSH 2016-1 mortgage loan(2)	—	16.5	16.5	16.5	16.5	542.5	608.5
CSH 2016-2 mortgage loan(2)	—	16.0	16.0	16.0	16.0	626.1	690.1
2017 Convertible Senior Notes	—	180.3	—	—	—	—	180.3
2019 Convertible Senior Notes	—	6.9	6.9	236.9	—	—	250.7
	$63.8	$410.4	$100.6	$1,354.2	$1,241.7	$1,168.6	$4,339.3

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Maturity dates assumes exercise of optional extension terms.

The table above does not include amounts due under the agreement we have with Prime as it does not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Item 8. Financial Statements and Supplementary Data, Note 18. Subsequent Events or to any potential extension of term obligations.

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined by the NAREIT White Paper and is adjusted for share-based compensation, merger and transaction-related expenses, transitional (duplicative post-Merger) expenses, gain or loss on derivative financial instruments, amortization of derivative financial instruments, severance expense, non-cash interest expense related to amortization of deferred financing costs and discounts on convertible senior notes, and other non-comparable items, as applicable.

Management also believes that NAREIT FFO and Core FFO, combined with the required GAAP presentations, are useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. NAREIT FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and are not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO and Core FFO may not be comparable to the NAREIT FFO and Core FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definitions.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the year ended December 31, 2016:

Year Ended
December 31,
2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(81,267)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	176,811
Impairment on depreciated real estate investments	750
Gain on sales of previously depreciated investments in real estate	(4,673)
Non-controlling interests	(5,218)
(Income) loss on discontinued operations, net	17,787
Subtotal - NAREIT FFO	104,190
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and debt discounts and non-cash interest expense from interest rate caps	38,290
Merger and transaction-related expenses	29,496
Transitional expenses	7,971
Share-based compensation	2,853
Core FFO	$182,800

Core FFO per common share	$1.69
Dividends declared per common share	$0.88
Weighted-average FFO shares and units:
Common shares outstanding	101,633,326
Unvested RSUs	232,252
Exchangeable OP Units	6,400,000
Total weighted-average FFO shares and units	108,265,578

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

We have and may undertake risk mitigation activities with respect to our debt financing interest rate obligations. Much of our currently outstanding debt financing is, and we expect that portions of our future debt financing may at times be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. As of December 31, 2016, we had $3.4 billion of variable rate debt outstanding, of which $2.1 billion was effectively converted to fixed rate through swap contracts not directly associated with the indebtedness and $3.9 billion was protected by interest rate caps as required by the terms of the indebtedness. The estimated aggregate fair market value of this debt was $3.4 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $13.2 million, respectively.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Trustees and Shareholders of

Colony Starwood Homes

We have audited the accompanying consolidated balance sheets of Colony Starwood Homes (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Starwood Homes at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Starwood Homes’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of

Colony Starwood Homes

We have audited Colony Starwood Homes’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Colony Starwood Homes’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified that there were ineffective information technology general controls in the areas of logical access and program change management over certain information technology systems that are relevant to the Company’s financial reporting processes and ineffective controls over the validation of the completeness and accuracy of certain data extracted from such systems.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Starwood Homes as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated February 28, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Colony Starwood Homes has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 28, 2017

COLONY STARWOOD HOMES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	As of December 31,
	2016	2015
ASSETS
Investments in real estate properties:
Land and land improvements	$1,584,533	$751,582
Buildings and building improvements	4,403,871	2,653,380
Furniture, fixtures and equipment	131,502	76,199
Total investments in real estate properties	6,119,906	3,481,161
Accumulated depreciation	(370,394)	(207,841)
Investments in real estate properties, net	5,749,512	3,273,320
Real estate held for sale, net	22,201	16,279
Cash and cash equivalents	109,097	162,090
Restricted cash	155,194	69,284
Investments in unconsolidated joint ventures	34,384	35,518
Loans receivable, net	—	646,479
Asset-backed securitization certificates	141,103	33,689
Assets held for sale (Note 15)	76,870	—
Goodwill	260,230	—
Other assets, net	66,585	42,159
Total assets	$6,615,176	$4,278,818

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$88,140	$27,605
Resident prepaid rent and security deposits	57,823	31,813
Related-party payable	—	514
Secured credit facilities	108,501	477,284
Master repurchase facility	—	167,348
Mortgage loans, net	3,333,241	1,690,918
Convertible senior notes, net	356,983	—
Secured notes, net	—	215,634
Liabilities related to assets held for sale (Note 15)	25,495	—
Other liabilities	—	16,303
Total liabilities	3,970,183	2,627,419
Commitments and contingencies (Note 14)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and 125 issued and outstanding as of December 31, 2015	—	—
Common A common shares $.01 par value, 26,075,000 shares authorized, issued and outstanding as of December 31, 2015	—	261
Common B common shares $.01 par value, 423,925,000 shares authorized, 123,068,500 issued and outstanding as of December 31, 2015	—	1,231
Common shares $.01 par value, 500,000,000 shares authorized, 101,495,759 issued and outstanding as of December 31, 2016	1,015	—
Additional paid-in capital	2,734,034	1,223,030
Accumulated deficit	(319,828)	(147,484)
Accumulated other comprehensive income (loss)	23,667	(2,150)
Total shareholders’ equity	2,438,888	1,074,888
Non-controlling interests	206,105	576,511
Total equity	2,644,993	1,651,399
Total liabilities and equity	$6,615,176	$4,278,818

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Rental income	$538,191	$283,635	$195,303
Other property income	25,844	17,167	11,340
Other income	11,647	2,934	2,711
Total revenues	575,682	303,736	209,354
EXPENSES
Property operating and maintenance	83,451	62,349	59,396
Real estate taxes, insurance and HOA costs	110,112	53,894	40,479
Property management	34,736	18,422	16,950
Interest expense	152,167	65,034	38,086
Depreciation and amortization	178,763	108,307	87,194
Impairment of real estate assets	750	11,780	7,025
Share-based compensation	2,853	—	—
General and administrative	54,332	34,251	41,603
Merger and transaction-related	29,496	7,112	—
Total expenses	646,660	361,149	290,733
Net gain on sales of real estate	4,673	1,133	5,282
Equity in income from unconsolidated joint ventures	738	266	305
Other expense, net	(2,395)	(3,607)	(2,908)
Loss before income taxes	(67,962)	(59,621)	(78,700)
Income tax expense (benefit)	736	816	(695)
Net loss from continuing operations	(68,698)	(60,437)	(78,005)
Loss from discontinued operations, net (Note 15)	(17,787)	(1,578)	(2,935)
Net loss	(86,485)	(62,015)	(80,940)
Net loss attributable to non-controlling interests	5,218	23,152	23,340
Net loss attributable to Colony Starwood Homes	(81,267)	(38,863)	(57,600)
Net income attributable to preferred shareholders	—	(16)	(15)
Net loss attributable to common shareholders	$(81,267)	$(38,879)	$(57,615)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.68)	$(0.93)	$(1.20)
Income (loss) from discontinued operations	$(0.18)	$(0.02)	$(0.05)
Net loss attributable to common shareholders	$(0.80)	$(0.60)	$(0.89)

Dividends declared per common share	$0.88	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Other Comprehensive Loss:
Net loss	$(86,485)	$(62,015)	$(80,940)
Other comprehensive income (loss):
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	23,517	(1,578)	(1,909)
Reclassifications to income	4,109	—	—
	27,626	(1,578)	(1,909)
Unrealized loss on available-for-sale securities	—	(315)	315
Other comprehensive income (loss)	27,626	(1,893)	(1,594)
Comprehensive loss	(58,859)	(63,908)	(82,534)
Comprehensive income attributable to non-controlling interests	3,578	23,860	23,936
Comprehensive loss attributable to common shareholders	$(55,281)	$(40,048)	$(58,598)

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except shares and per share data)

							Accumulated
	Preferred				Additional		Other	Total	Non-
	Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2013	125	$—	149,143,500	$1,492	$1,467,514	$(50,890)	$33	$1,418,149	$734,216	$2,152,365
Distributions	—	—	—	—	(25,949)	(100)	—	(26,049)	(27,306)	(53,355)
Preferred stock dividends	—	—	—	—	—	(15)	—	(15)	(16)	(31)
Issuance of additional operating units (see Note 9)	—	—	—	—	—	—	—	—	208,250	208,250
Deemed distribution (see Note 9)	—	—	—	—	—	—	—	—	(208,250)	(208,250)
Net loss	—	—	—	—	—	(57,600)	—	(57,600)	(23,340)	(80,940)
Other comprehensive income	—	—	—	—	—	—	(998)	(998)	(596)	(1,594)
Balances at December 31, 2014	125	—	149,143,500	1,492	1,441,565	(108,605)	(965)	1,333,487	682,958	2,016,445
Capital contributions	—	—	—	—	—	—	—	—	54,750	54,750
Distributions	—	—	—	—	(218,535)	—	—	(218,535)	(137,411)	(355,946)
Issuance of preferred shares by subsidiary	—	—	—	—	—	—	—	—	125	125
Offering costs	—	—	—	—	—	—	—	—	(24)	(24)
Preferred stock dividends	—	—	—	—	—	(16)	—	(16)	(27)	(43)
Net loss	—	—	—	—	—	(38,863)	—	(38,863)	(23,152)	(62,015)
Other comprehensive income	—	—	—	—	—	—	(1,185)	(1,185)	(708)	(1,893)
Balances at December 31, 2015	125	$—	149,143,500	$1,492	$1,223,030	$(147,484)	$(2,150)	$1,074,888	$576,511	$1,651,399
Net effects of CAH Reorganization	(125)	—	—	—	271,277	4,304	—	275,581	(576,511)	(300,930)
Net effects of Merger	—	—	(45,626,500)	(457)	1,281,404	—	(169)	1,280,778	214,079	1,494,857
Capital distributions	—	—	—	—	—	—	—	—	(4,396)	(4,396)
Dividends declared of $0.88 per share	—	—	—	—	—	(95,381)	—	(95,381)	—	(95,381)
Repurchases of common shares	—	—	(2,049,433)	(20)	(44,530)	—	—	(44,550)	—	(44,550)
Share-based compensation	—	—	28,192	—	2,853	—	—	2,853	—	2,853
Net loss	—	—	—	—	—	(81,267)	—	(81,267)	(5,218)	(86,485)
Other comprehensive loss	—	—	—	—	—	—	25,986	25,986	1,640	27,626
Balances at December 31, 2016	—	$—	101,495,759	$1,015	$2,734,034	$(319,828)	$23,667	$2,438,888	$206,105	$2,644,993

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,485)	$(62,015)	$(80,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,763	108,310	87,196
Amortization of net origination fees	—	(1,027)	(47)
Amortization of debt discounts	21,596	671	—
Amortization of deferred financing costs	14,513	19,315	11,270
Amortization of leased vehicles	167	—	—
Share-based compensation	2,853	—	—
Equity in income of unconsolidated joint ventures	(738)	(263)	(305)
Distributions from unconsolidated joint ventures	738	—	—
Bad debt expense	9,070	6,036	6,881
Net gain on sales of real estate	(3,345)	(1,133)	(5,282)
Gain on loan conversions, net (Note 15)	(13,838)	—	—
Gain on NPL sales (Note 15)	(13,789)	—	—
Gain on sale of marketable securities	—	(288)	(1,067)
Unrealized losses from derivative instruments	2,181	399	1,826
Impairment of real estate assets	750	11,780	7,025
Impairment of assets held for sale (Note 15)	6,548	—	—
Net changes in operating assets and liabilities:
Restricted cash	(15,838)	(6,261)	(17,596)
Other assets	(5,342)	(13,391)	(19,455)
Accounts payable and accrued expenses	(13,646)	1,845	6,483
Resident prepaid rent and security deposits	2,860	2,958	20,580
Other liabilities	(310)	(1,585)	2,198
Net cash provided by operating activities	86,708	65,351	18,767

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the Merger and CAH Reorganization, net	56,179	—	—
Acquisition of real estate properties	(253,823)	(151,310)	(803,686)
Capital expenditures for real estate properties	(93,250)	(81,039)	(151,656)
Proceeds from sales of real estate	274,565	64,261	67,848
Proceeds from sales of loans and other proceeds on loans (Note 15)	346,914	—	—
Investment in unconsolidated joint ventures	—	—	(8,041)
Investments in marketable securities	—	—	(19,499)
Proceeds from sales of marketable securities	—	4,430	16,424
Distributions from unconsolidated joint ventures	1,260	5,324	3,986
Investment in purchased loans receivable (Note 15)	—	(119,079)	(53,203)
Repayments of principal on loans receivable (Note 15)	—	175,411	19,918
Net disbursements on originated loans (Note 15)	—	(431,772)	(236,914)
Payment of leasing costs	(9,060)	(4,701)	(9,863)
Net cash provided by (used in) investing activities	322,785	(538,475)	(1,174,686)

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured credit facilities	$42,374	$226,237	$809,277
Payments of secured credit facilities	(1,152,459)	(449,493)	(608,735)
Payments on master repurchase facility (Note 15)	(255,155)	—	—
Proceeds from the issuance of mortgage loans, net	1,066,361	1,158,150	1,120,045
Payments on mortgage loans	(21,772)	(208,437)	(3,028)
Payment of financing costs	(21,256)	(15,576)	(40,053)
Change in escrow reserves for credit facilities and mortgage loans, net	12,384	6,362	(14,952)
Repurchases of common shares	(44,550)	—	—
Contributions from non-controlling interests	—	54,750	—
Distributions to non-controlling interests	(4,396)	(137,411)	(27,306)
Proceeds from issuance of preferred shares	—	125	—
Payments of dividends and redemption of preferred shares	(72,146)	(218,578)	(26,080)
Payment of offering costs	(11,871)	(4,772)	(4,748)
Net cash (used in) provided by financing activities	(462,486)	411,357	1,204,420
Net change in cash and cash equivalents	(52,993)	(61,767)	48,501
Cash and cash equivalents at beginning of the period	162,090	223,857	175,356
Cash and cash equivalents at end of the period	$109,097	$162,090	$223,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$122,375	$53,071	$27,537
Cash paid for income taxes	$1,696	$566	$2,448
Income tax refunds	$1,267	$719	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,268	$1,417	$—
Loan basis converted to real estate properties (Note 15)	$63,060	$—	$—
Investment in securitization certificates issued by subsidiaries	$80,861	$33,689	$—
Discount on secured notes and mortgage loans	$—	$1,417	$4,676
Non-cash deemed distribution to non-controlling interests	$—	$—	$208,250
Accrued deferred financing costs	$280	$—	$616
Repayment of principal on loans receivable held by servicer and included in accounts receivable	$—	$3,073	$6,846

The accompanying notes are an integral part of these consolidated financial statements

COLONY STARWOOD HOMES

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger (although SWAY was the legal acquirer) which resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented.

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

As of December 31, 2015, CAH held a controlling interest in Colony American Finance (“CAF”), a specialty residential finance company that originates loans to small to midsize aggregators of single-family rental (“SFR”) homes.  In connection with the Merger, CAF was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger. The 2015 and 2014 operations of CAF were classified as discontinued operations (see Note 15. Discontinued Operations.)

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in March 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will generate substantial current rental revenue, which we expect to grow over time.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 94.0% of the outstanding operating partnership units (“OP Units”) as of December 31, 2016.

As a result of the Merger, we have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture. We have determined to exit the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Note 15. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection our exit from the NPL business.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include our accounts and those of our wholly and majority-owned subsidiaries. Intercompany amounts have been eliminated

We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

As described in Note 7. Debt, we entered into multiple mortgage loan arrangements with JP Morgan Chase Bank, N.A. (“JPMorgan”). As part of these arrangements, JPMorgan transferred the loans into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we purchased certain Class F and all related Class G certificates. We have determined that the trusts are VIEs. We have evaluated the purchased Class F and Class G certificates as a variable interest in the trusts and concluded that the Class F and Class G certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts expected residual returns. Additionally, we have concluded that the Class F and Class G certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at December 31, 2016 and December 31, 2015, which is included in mortgage loans, net in the accompanying consolidated balance sheets. Separately, the purchased Class F and Class G certificates have been included and reflected as asset-backed securitization certificates in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015. At the date of the Merger, SWAY was party to a similar mortgage loan arrangement with JPMorgan, which included a retained Class G certificate. Based on our evaluation of the Class G certificate as a variable interest in the trust and

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our determination that we are not the primary beneficiary of the trust, we do not consolidate the trust and have recorded a mortgage loan liability at December 31, 2016, which is included in mortgage loans, net in the accompanying consolidated balance sheets. Separately, the purchased Class G certificate has been reflected as an asset-backed securitization certificate in the accompanying consolidated balance sheets as of December 31, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Mortgage Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investment to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the years ended December 31, 2016, 2015 and 2014.

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

The most significant estimates that we make are of the fair value of our properties in regards to impairment. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model, which are significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These estimates of fair value are determined using methodologies similar to those described below.

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

Investments in Real Estate

Effective in the fourth quarter of 2016, we adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (see Recent Accounting Pronouncements below). Under the revised framework, acquisitions of homes or portfolios of

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

homes are considered asset acquisitions, rather than  business combinations, regardless of whether there is a lease in place, because substantially all of the fair value of the acquired assets is concentrated in a single identifiable assets or group of similar identifiable assets. As a result, we account for acquisitions and dispositions of homes as purchases or disposals of assets, rather than businesses.  Prior to the adoption of this standard, we evaluated each purchase transaction to determine whether the acquired assets met the definition of a business within the scope of ASC Topic 805, Business Combinations. We recorded property acquired with an existing lease as a business combination. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease were recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred. We accounted for property acquired not subject to an existing lease as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, allocated between land, building and improvements based upon their relative fair values at the date of acquisition. Transaction costs related to acquisitions that were not deemed to be businesses were included in the cost basis of the acquired assets.

We determine fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize various valuation studies, our own market knowledge, and published market data to estimate fair value of the assets acquired. When applicable we determine the fair value of acquired in-place leases based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with rents above or below current market rates.

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

To determine the estimated fair value, we primarily consider an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider. If an AVM is not available or its confidence index is below a certain threshold, we use local broker-pricing opinions (“BPOs”), if available and current. In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC Topic 820. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion. In instances where we have both an AVM value and current BPO value for a property, we compare the AVM value to the BPO value and, if they differ beyond a tolerated threshold, which we

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

define as ten percent, an internal evaluation is used as our estimated value. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes is not accessible for inspection by the broker performing the valuation.

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

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as real estate held for sale in the consolidated financial statements. The properties that are classified as real estate held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges of $0.8 million, $11.8 million and $7.0 million, respectively.

Non-Performing Loans

As a result of the Merger, we acquired a portfolio of NPLs held and administered through our joint venture with Prime. We have decided to exit the NPL business and we are currently marketing all remaining assets of the joint venture for disposition. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods in the accompanying consolidated statements of operations. See Note 15. Discontinued Operations for further disclosure.

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

Leasing Costs

We defer direct and incremental costs incurred to lease our properties and amortize them over the term of the lease, usually one year. Amortization of leasing costs is included in depreciation and amortization expense in our consolidated statements of operations.

Purchase Deposits

We make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a home subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets, net in our consolidated balance sheets.

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

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by ASC Topic 815, Derivatives and Hedging, we record all derivatives in the consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in other expense, net in our consolidated statements of operations.

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. We perform this evaluation at the reporting unit level. As of October 31, 2016 (the date we elected as our annual goodwill impairment test), we were comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total. Goodwill has been allocated only to our SFR business.

As part of our impairment testing, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance when evaluating potential impairment for goodwill.  If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed.  The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
Based on the results of our 2016 review, we qualitatively concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore determined that goodwill was not impaired.

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

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.5 million and $1.8 million as of December 31, 2016 and 2015, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we incurred bad debt expense of $9.1 million, $6.0 million and $6.9 million, respectively.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs, convertible senior notes and redeemable OP Units, except when doing so would be anti-dilutive.

Share-Based Compensation

The fair value of our restricted shares or RSUs granted is expensed on a straight-line basis over the vesting period for the award, with an offsetting increase in shareholders' equity. For grants to employees and trustees, the fair value is determined based upon the share price on the grant date. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 13. Income Taxes.  We recorded a tax expense of approximately $0.7 million and $0.8 million and a tax benefit of $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

We estimate the fair value of financial assets and liabilities using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value, as defined in ASC Topic 820, are as follows:

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

Segment Information

As of December 31, 2016, we are comprised of two operating segments, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reportable segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

As of December 31, 2015 and during the years ended December 31, 2015 and 2014, we determined that we had two  reportable segments: (1) our portfolio of SFR homes; and (2) single-family real estate loans, which included originated and acquired debt issued to single-family residential property investors through our CAF subsidiary.  As a result of the Merger, our CAF subsidiary was spun out to CAH’s investors effective as of the Merger date.

In April 2016, we made a strategic shift to exit our remaining single-family real estate loan business, and therefore we have reclassified CAF’s historical revenues and expenses as discontinued operations, net in the consolidated statements of operations (see Note 15. Discontinued Operations).

Reclassification of Prior Period Amounts

In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors. As a result of our strategic shift to exit the single-family residential loan business in April 2016, the operations of CAF for the years ended December 31, 2015 and 2014 are classified in discontinued operations (Note 15. Discontinued Operations).

Geographic Concentration

We hold significant concentrations of homes in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

Single-Family Rentals

	As of December 31,
Market	2016	2015
Southern California	15%	21%
Atlanta	12%	13%
Miami	12%	7%
Tampa	10%	10%

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted for impairment tests performed after January 1, 2017. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for transactions that occur before the issuance date of ASU 2017-01 only when the transaction has not been reported in financial statements that have been issued.  We adopted this standard effective in the fourth quarter of 2016 and it did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash (Topic 230). The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This new standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. Currently, ASU 2015-02 directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself (sometimes called the “full attribution approach”). Under ASU 2015-02, a decision maker applies the proportionate approach only in those instances when it holds an indirect interest in a VIE through a related party that is not under common control. The amendment eliminates this distinction. This new standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within that reporting period with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted, but all of the guidance must be adopted in the same period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship, provided that all other hedge criteria continue to be met. This standard will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The guidance supersedes previously issued guidance under ASC Topic 840 Leases. This standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard amends the consolidation guidance in ASC Topic 810 and significantly changes the consolidation analysis required under current GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted ASU 2015-2 effective January 1, 2016 and it did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts generally are excluded from the scope of this guidance. During 2015 various amendments were made and this standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only as of an annual reporting period beginning after December 15, 2016. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our home portfolio for the years ended December 31, 2016 and 2015 (in thousands)(1):

Balance as of December 31, 2014	$3,341,503
Acquisitions	154,922
Capitalized expenditures	81,039
Basis of real estate sold	(67,549)
Impairment of real estate	(11,780)
Balance as of December 31, 2015	3,498,135
Acquisitions related to Merger	2,458,519
Acquisitions	253,947
Capitalized expenditures	90,079
Basis of real estate sold	(155,922)
Impairment of real estate	(750)
Balance as of December 31, 2016	$6,144,008

(1)

Excludes accumulated depreciation related to investments in real estate as of December 31, 2016, 2015 and 2014, of $370.4 million, $207.8 million and $110.3 million, respectively; and excludes accumulated depreciation on assets held for sale as of December 31, 2016, 2015 and 2014, of $1.9 million, $0.8 million and $0.8, respectively.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 SFRs primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that we do not have a controlling financial interest due to substantive participating rights held by Fannie Mae. Accordingly, we account for the ownership interest using the equity method. As of December 31, 2016 and December 31, 2015, the joint venture owned 856 and 939 SFRs, respectively.

Note 5. Loans Receivable

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary, which included 131 single-family residential term loans (typically five or 10-year terms) with a carrying value of $482.7 million and 460 bridge loans (typically six to 24 month terms) with a carrying value of $163.8 million. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF as of December 31, 2016.

Note 6. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of December 31,
	2016	2015
Deferred financing costs, net	$2,490	$9,816
Deposits	1,698	3,083
Deferred leasing costs, net	4,437	1,651
Furniture, fixtures and equipment, net	3,366	1,367
Derivative contracts	25,772	300
Receivables, net - single-family residential rentals	10,071	1,296
Receivables, net - single-family real estate loans	—	8,760
Prepaid expenses	14,229	11,540
Other	4,522	4,346
Total other assets	$66,585	$42,159

Note 7. Debt

Senior SFR Facilities

JPMorgan

We are party to a secured revolving credit facility with JPMorgan and a syndicate of lenders (the “JPMorgan Facility”). Borrowings under the JPMorgan Facility accrue interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.00%. In June 2016, in connection with the mortgage loan transaction discussed below, we elected to voluntarily reduce borrowing availability under the JPMorgan Facility from $800.0 million to $300.0 million, and we paid down the outstanding principal balance to zero. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

We also amended the JPMorgan Facility in June 2016 to provide that the monthly fee we pay on the unused commitment shall be no greater than 0.50% of those amounts for so long as the maximum commitments are $550.0 million or less. If such maximum commitments are greater than $550.0 million, we pay a monthly fee equal to 0.50% of the unused commitments if the unused commitments are less than 50% of the maximum commitments, and, if the unused commitments are greater than 50% of the total commitments of over $550.0 million, the monthly unused fee is 1.00%. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017. We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of December 31, 2016 and December 31, 2015, no balance and approximately $477.3 million, respectively, was outstanding under the JPMorgan Facility and

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$300.0 million and $322.7 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the years ended December 31, 2016 and 2015 was 3.6% and 3.4%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017, and subject to an extension option through February 2018, pursuant to an amendment to the CitiBank Facility which we completed in December 2016. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. In November 2016, in connection with the mortgage loan transaction discussed below, we elected to voluntarily reduce borrowing availability under the CitiBank Facility to $300.0 million. As of December 31, 2016, approximately $108.5 million was outstanding under the CitiBank Facility and $191.5 million was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the year ended December 31, 2016 was 3.4%.

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

The Senior SFR Facilities contain certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels, as defined in the respective credit agreements. As of December 31, 2016, the entities subject to these covenants were in compliance.

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

Master Repurchase Agreement

Deutsche Bank

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement is used to finance the acquired pools of NPLs secured by residential real property held by Prime.  The repurchase agreement provided for maximum borrowings of up to $19.3 million as of December 31, 2016; however, thereafter the maximum borrowings will be reduced to an amount equal to the aggregate outstanding borrowings on any given date. The repurchase agreement matures on March 1, 2017, and includes a six-month extension option subject to the satisfaction of certain conditions set forth in the repurchase agreement. The repurchase agreement is secured by equity interests in certain of our Prime joint venture entities.

Advances under the repurchase agreement accrue interest at a rate based on 30-day LIBOR (or the rate payable by a commercial paper conduit administered or managed by Deutsche Bank AG, to the extent Deutsche Bank AG utilizes such a commercial paper conduit to finance its advances under the repurchase agreement) plus 2.375%. As of December 31, 2016, the outstanding balance on this facility was approximately $19.3 million and is included in liabilities related to assets held for sale (Note 15. Discontinued

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations) on our consolidated balance sheets. We are obligated by the terms of the repurchase agreement to apply certain proceeds from the sale of the assets within the Prime portfolio to the outstanding balance on this facility.

The repurchase agreement and ancillary transaction documents, including the guaranty, contain various affirmative and negative covenants concerning our liquidity and tangible net worth and maximum leverage ratio. As of December 31, 2016, we were in compliance with these covenants.

Credit Suisse

As of December 31, 2015, we were a party to a repurchase agreement with Credit Suisse First Boston Mortgage Capital, LLC and two other banks (the “Lenders”) to finance originated and acquired term loans for our single-family real estate loans operations under CAF (the “CAF MRA Facility”). This facility was a revolving line with interest at LIBOR plus a spread ranging from 2.85% to 3.75%, depending upon the Lender.  In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and therefore we do not own an interest in CAF, or the CAF MRA Facility, as of December 31, 2016.

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

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes” and together with 2019 Convertible Notes, the “Convertible Senior Notes”). Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year. The 2017 Convertible Notes will mature on October 15, 2017 (see Note 18. Subsequent Events).

The following tables summarize the terms of the Convertible Senior Notes outstanding as of December 31, 2016 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$172,500	4.50%	9.22%	33.6374	10/15/17	0.79 years
2019 Convertible Notes	$230,000	3.00%	11.06%	32.0850	7/1/19	2.50 years

December 31,
2016
Total principal	$402,500
Net unamortized fair value adjustment	(45,517)
Carrying amount of debt components	$356,983

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability as a result of the Merger (Note 16. Business Combinations).
(2)

We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes if converted at December 31, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. Neither of the Convertible Senior Notes met the criteria for conversion as of December 31, 2016.

Terms of Conversion

As of December 31, 2016, the conversion rate applicable to the 2019 Convertible Notes was 32.0850 common shares per $1,000 principal amount of the 2019 Convertible Notes, which was equivalent to a conversion price of approximately $31.17 per common share. The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement (the “Indenture Agreement”) dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (the “Convertible Notes Trustee”).  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of December 31, 2016, the conversion rate applicable to the 2017 Convertible Notes was 33.6374 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to a conversion price of approximately $29.73 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the Indenture (together with the Indenture Agreement, the “Indentures”) dated as of October 14, 2014, between us and the Convertible Notes Trustee.  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election. In January 2017, substantially all of the 2017 Convertible Notes were repurchased for cash in open market transactions and cancelled in accordance with the terms of the indenture (see Note 18. Subsequent Events.)

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

Mortgage Loans

During 2016, 2015 and 2014, we, CAH and SWAY completed mortgage loan transactions, each of which involved the issuance and sale in a private offering of SFR pass-through certificates (“Certificates”) issued by a trust (a “Trust”) established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of single-family homes operated as rental properties (“Properties”) contributed to a newly-formed special purpose entity (“SPE”) indirectly owned by us.

The assets of each Trust consist primarily of a single componentized promissory note issued by an SPE (“Borrower”), evidencing a mortgage (“Loan”). Each Loan has a two or three-year term with two or three 12-month extension options and is guaranteed by the Borrower’s sole member (the “Equity Owner”), also an SPE owned by us. Each Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on its Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower.

Each Loan agreement is between JPMorgan (the “Loan Seller”) and the Borrower.  The Loan Seller sold each Loan to a separate wholly owned subsidiary of ours (each a “Depositor”), which then transferred the Loan to the trustee of a Trust in exchange for the issuance of the Certificates.

In addition to the Certificates sold to investors in each offering (the “Offered Certificates”), four of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us. Additionally, in connection with the mortgage loan transaction completed in June 2016 (“CSH 2016-1”), we purchased an interest-bearing Class F certificate.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into five to seven components, each of which corresponds to one class of Certificates which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		December 31,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2016	2015
CAH 2014-1	April 2014	May 2019	1.71%	(2)	$491,140	$501,641
CAH 2014-2	June 2014	July 2019	1.74%		548,503	553,698
CAH 2015-1	June 2015	July 2020	1.87%		672,054	673,357
CSH 2016-1	June 2016	July 2021	2.31%		535,474	—
CSH 2016-2	November 2016	December 2021	1.85%		610,585	—
SWAY 2014	December 2014	January 2020	2.36%		525,401	—
					3,383,157	1,728,696
Deferred financing costs, net					(46,387)	(34,645)
Unamortized discount					(3,529)	(3,133)
Carrying value					$3,333,241	$1,690,918

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.

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

We evaluated the accounting for the mortgage loan transactions under ASC Topic 860, Transfers and Servicing. Specifically, we considered ASC Topic 860-10-40-4 in determining whether each Depositor had surrendered control over the Loan as part of transferring it to the mortgage loan trustee. In this evaluation, we first considered and concluded that the transferee (i.e., trustee), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan.  Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

We have also evaluated the transfer of the Loan from the Depositor to the mortgage loan trustee under ASC Topic 860-10-40-5, noting that the Loan has been isolated from the Depositor, even in bankruptcy or receivership, which has been supported by a true sale opinion obtained as part of the mortgage loan transaction. Additionally, the third-party holders of the Certificates are freely able to pledge or exchange their Certificates, and we maintain no other form of effective control over the Loan through repurchase agreements, cleanup calls, or otherwise.  Accordingly, we have concluded that the transfer of each Loan from the Depositor to the Trust meets the conditions for a sale of financial assets under ASC Topic 860-10-40-4 through ASC Topic 860-10-40-5 and have therefore derecognized the Loan in accordance with ASC Topic 860-20.  As such, our consolidated financial statements, through the Borrowers, our consolidated subsidiaries, reflect the Properties at historical cost basis and a loan payable is recorded in an amount equal to the principal balance outstanding on each Loan.

We have also evaluated the purchased Class F and Class G certificates (the “Retained Certificates”) as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the homes placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at December 31, 2016 and December 31, 2015, in the accompanying consolidated

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheets.  Separately, the $141.1 million and $33.7 million of purchased Retained Certificates have been reflected as asset-backed securitization certificates in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 12. Derivatives and Hedging for the details of our derivative financial instruments.

Secured Notes

In October 2015, CAF completed a mortgage loan transaction backed by 69 single-family residential term loans made to multiple borrowers. CAF issued, through a subsidiary, $223.9 million of five- and ten-year term non-recourse mortgage-backed notes with a blended rate of 3.51% (the “Secured Notes”). The loan arranger for the Secured Notes subsequently transferred them into a trust that issued and sold pass-through certificates approximating the principal amount of the Secured Notes.  As of December 31, 2015, the balance of the Secured Notes was $215.6 million.  Concurrent with the Merger, CAF was spun out to CAH investors and therefore we do not own an interest in CAF, or the Secured Notes, as of December 31, 2016.

Total Borrowings

As of December 31, 2016, we had total outstanding borrowings of $3.9 billion, of which borrowings under our SFR Facility and master repurchase agreement were $127.8 million, the total amount related to mortgage loans was $3.4 billion and the total amount related to Convertible Senior Notes was $402.5 million. As of December 31, 2016, we had approximately $48.9 million in net deferred financing costs which we amortize using the effective interest rate method. As of December 31, 2016, we are in compliance with all of our debt facility requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross interest cost	$153,007	$67,371	$49,104
Capitalized interest	(840)	(2,337)	(11,018)
Interest expense	$152,167	$65,034	$38,086

The following table summarizes our contractual maturities of our debt as of December 31, 2016 (in thousands).

	2017	2018	2019	2020	2021	After 2021	Total
Senior credit facilities	$—	$108,501	$—	$—	$—	$—	$108,501
Master repurchase agreement(1)	19,286	—	—	—	—	—	19,286
Mortgage loans	4,419	4,419	1,030,804	1,197,455	1,146,060	—	3,383,157
Convertible Senior Notes	172,500	—	230,000	—	—	—	402,500
Total	$196,205	$112,920	$1,260,804	$1,197,455	$1,146,060	$—	$3,913,444

(1)	Included in liabilities related to assets held for sale (see Note 15. Discontinued Operations.)

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Net Loss per Share

As of the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to common shareholders. We use the two-class method in calculating basic and diluted EPS.

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Numerator:
Net loss from continuing operations	$(68,698)	$(60,437)	$(78,005)
Less: Net loss from continuing operations attributable to the non-controlling interests	4,145	22,563	22,494
Less: Net income attributable to preferred shareholders	—	(16)	(15)
Net loss from continuing operations attributable to common shareholders	(64,553)	(37,890)	(55,526)
Loss from discontinued operations, net	(17,787)	(1,578)	(2,935)
Less: Net loss from discontinued operations attributable to the non-controlling interests	1,073	589	846
Net loss from discontinued operations attributable to common shareholders	(16,714)	(989)	(2,089)
Net loss attributable to common shareholders	$(81,267)	$(38,879)	$(57,615)
Denominator:
Basic and diluted weighted-average shares outstanding	101,633,326	64,869,526	64,869,526
Earnings (loss) per share:
Net loss from continuing operations	$(0.68)	$(0.93)	$(1.20)
Less: Net loss from continuing operations attributable to the non-controlling interests	0.04	0.35	0.35
Less: Net income attributable to preferred shareholders	—	—	—
Net loss from continuing operations attributable to common shareholders	(0.64)	(0.58)	(0.86)
Loss from discontinued operations, net	(0.18)	(0.02)	(0.05)
Less: Net loss from discontinued operations attributable to the non-controlling interests	0.01	0.01	0.01
Net loss from discontinued operations attributable to common shareholders	(0.16)	(0.02)	(0.03)
Net loss attributable to common shareholders	$(0.80)	$(0.60)	$(0.89)

The dilutive effect of outstanding RSUs is calculated using the treasury stock method, which includes consideration of share-based compensation required by GAAP.

As we reported a net loss for the years ended December 31, 2016, 2015 and 2014, both basic and diluted net loss per share are the same. For the year ended December 31, 2016, 0.2 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, as the RSUs do not participate in losses. For the years ended December 31, 2015 and 2014, there were no RSUs to exclude from the computation of diluted net loss per share. For the year ended December 31, 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as they were not convertible as of the end of the period and we have the intent and ability to settle the obligation in cash. There were no such Convertible Senior Notes in the years ended December 31, 2015 and 2014. For the year ended December 31, 2016, the potential common shares issuable upon the redemption of 6.4 million OP Units were excluded from the computation of diluted net loss per share. There were no such redeemable OP Units in the years ended December 31, 2015 and 2014.

Note 9. Shareholders’ Equity

Share-Based Compensation

In connection with the Merger, we assumed (1) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”), which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of the Manager, (2) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and, together with the Equity Plan, the “Equity Plans”), which provided for the issuance of our common shares and common share-based awards to the Manager, and (3) the Starwood Waypoint

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provided for the issuance of common shares and common share-based awards to our independent trustees. All unvested RSUs and restricted shares issued pursuant to the Equity Plans and the Non-Executive Trustee Share Plan prior to the Merger became fully vested upon the completion of the Merger. The Manager Equity Plan was terminated in connection with the completion of the Merger on January 5, 2016.

Under the Equity Plan, during the year ended December 31, 2016, we granted 523,009 RSUs to certain employees, which vest over four years, no RSUs vested and 50,347 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the year ended December 31, 2016, we granted 28,192 restricted shares to our non-executive trustees, including 12,848 restricted shares granted to members of our board of trustees in lieu of trustee fees with an aggregate grant value of approximately $0.4 million, 12,848 shares vested and no shares were forfeited. The remaining 15,344 awards of restricted shares vest in one annual installment in March 2017.

After giving effect to activity described above and summarized in the table below, we have 1,289,157 and 127,015 shares available for grant, as of December 31, 2016, for the Equity Plans and Non-Executive Trustee Share Plan, respectively.

The following table summarized our RSUs and restricted share awards activity during the years ended December 31, 2016 and 2015:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date	Restricted	Grant date		Grant date
	RSUs	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2015	—	$—	—	$—	—	$—
Granted	523,009	$24.34	28,192	$24.98	551,201	$24.37
Vested	—	$—	(12,848)	$27.61	(12,848)	$27.61
Forfeited	(50,347)	$24.33	—	$—	(50,347)	$24.33
Nonvested shares, December 31, 2016	472,662	$24.34	15,344	$22.81	488,006	$24.29

During the year ended December 31, 2016, we recorded $2.9 million of share-based compensation expense on our consolidated statement of operations. During the years ended December 31, 2015 and 2014, there was no stock-based compensation expense recorded on our consolidated statements of operations. As of December 31, 2016, $9.3 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 3.2 years.

Equity Transactions

As discussed in Note 1. Organization and Operations, as consideration for the Merger, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. In addition, upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to the Operating Partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis.

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our outstanding common shares through May 6, 2017. During the year ended December 31, 2016, we repurchased approximately 2.0 million of our shares for $44.6 million. As of December 31, 2016, up to $197.2 million may yet be purchased under the program.

On November 2, 2016, our board of trustees declared a quarterly dividend of $0.22 per common share. Total dividend payments of $23.8 million were made on January 13, 2017 to shareholders of record at the close of business on December 30, 2016. On October 14, 2016 we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on September 30, 2016. On July 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.8 million, to shareholders of record at the close of business on June 30, 2016. On April 15, 2016, we paid a quarterly dividend of $0.22 per common share, totaling $23.9 million, to shareholders of record at the close of business on March 31, 2016.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAH Internalization

In November 2014, we completed internalization of the CAH Manager (the “CAH Internalization”) by indirectly acquiring all of the membership interests in the CAH Manager in exchange for 5,487,169 Series X OP Units in CAH’s Operating Partnership. Prior to its acquisition, the CAH Manager provided all management and advisory functions for CAH, such as marketing, leasing and management of our SFR homes, including collecting rents and interacting with tenants, as well as directing and overseeing the acquisition and renovations of homes and all strategic and corporate initiatives for us.

Since CAH and the CAH Manager were under common control of Colony Capital, LLC (“Colony Capital”), the CAH Internalization was accounted for as a reorganization of entities under common control. Accordingly, we retrospectively adjusted our historical financial statements for all periods presented to reflect the change in reporting entity, as if the CAH Internalization had occurred on March 13, 2012, the date we commenced operations.

In connection with the CAH Internalization, the Class A Special units received a cash distribution in an amount equal to the unpaid distributions that had accrued with respect to such Class A Special units as of the date of the CAH Internalization, reduced by payments otherwise due from the CAH Manager to CAH Subsidiary REIT, Inc. The Class A Special units were recapitalized into 10,974,337 Series X OP Units in connection with the Management Internalization. In addition, since the acquisition of the CAH Manager was accounted for as a reorganization of entities under common control, the excess of the fair value of the consideration transferred over the book value of the net assets acquired was accounted for as a deemed distribution to the non-controlling interests. The fair value of the CAH Manager and Class A Special units, which were determined based on appraisals provided by three independent parties, was estimated to be $208.3 million, equivalent to $12.65 per Series X OP Unit, as of the date of the CAH Internalization.

Note 10. Related-Party Transactions

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly-owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the years ended December 31, 2016, 2015 and 2014, we earned approximately $2.9 million, $2.9 million and $2.7 million, respectively. Management fees earned from the Fannie Mae joint venture are included in other income in the accompanying consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earn fees and are reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. These fees and reimbursed expenses are included in other income in the accompanying consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the year ended December 31, 2016, management fees and expense reimbursements under this agreement totaled approximately $8.7 million. There were no such fees and reimbursed expenses in the years ended December 31, 2015 and 2014.

NPL Sale

In August 2016, we completed the sale of a portfolio of 1,675 NPLs for a total sale price of $265.3 million. With the sale, we substantially completed our exit from the NPL business, consistent with our previously communicated strategic plan. The sale was completed after Prime successfully concluded a comprehensive and broadly marketed auction process with Credit Suisse Securities (USA) LLC as sale advisor. The portfolio was sold to an affiliate of Starwood Capital Group. Starwood Capital Group holds 6.4 million OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. We record the operating results of our NPL business segment as discontinued operations (see Note 15. Discontinued Operations.)

Legacy Funds home acquisition

In September 2016, we completed a transaction to purchase 217 homes we formerly managed for third parties, for an aggregate purchase price of $60.6 million. Certain of our officers and employees have minority interests in the Waypoint Manager, the managing partner of those third parties.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transition Services Agreement

On November 4, 2014, we completed the CAH Internalization (see Note 9. Shareholders’ Equity). Upon the closing of the Management Internalization, we entered into a transition services agreement with Colony Capital to obtain the services of certain administrative personnel. Pursuant to this agreement, we were provided with dedicated personnel to staff general and administrative functions necessary for its operations. The agreement also allowed certain Colony Capital senior management personnel to serve as officers of CAH. In accordance with the transition services agreement, we reimbursed Colony Capital for all compensation and benefits and costs associated with the employees dedicated to its operations. The transition services agreement terminated in January 2016 upon the consummation of the Merger. For the year ended December 31, 2016, we did not incur any transition service fees. For the years ended December 31, 2015 and 2014, we incurred $3.2 million and $0.7 million of transition service fees, respectively, which are included in general and administrative expenses in the consolidated statements of operations. Any unpaid fees and costs are included in related-party payables in the accompanying consolidated balance sheets.

Administrative and Acquisition Support Services

From July 2012 through November 2014, Colony Capital provided certain services to us, including accounting, taxes, capital formation, auditing and investor relations, for an annual support fee of $0.8 million plus one-tenth of a percent (0.10%) of the cost of CAH’s assets under management. Colony Capital also provided acquisition related services, including identification, due diligence and acquisition of SFRs on behalf of CAH. For the year ended December 31, 2014, we incurred $3.2 million of administrative support services fees and $2.5 million of acquisition support services costs which are each included in general and administrative expenses in the consolidated statements of operations.

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

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Year Ended December 31,
Residential real estate held for sale (Level III)	2016	2015	2014
Pre-impairment carrying amount	$9,280	$82,133	$55,625
Impairment of real estate assets	(750)	(11,780)	(7,025)
Fair value	$8,530	$70,353	$48,600

For a summary of our real estate activity during the years ended December 31, 2016, 2015 and 2014, refer to Note 3. Single-Family Real Estate Investments.

In addition to impairments in the table above, we have recorded impairments, measured at fair value on a nonrecurring basis, of certain REO and NPLs included in discontinued operations (Note 15). These impairments totaled $6.5 million during the year ended December 31, 2016.

We have not elected the fair value option for any of our financial instruments. Fair values of cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits approximate carrying values due to their short-term nature.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of our financial instruments not carried at fair value on the consolidated balance sheets (in thousands):

		December 31, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets carried at historical cost on the condensed consolidated balance sheet
Loans receivable, net	Level III	$—	$—	$646,479	$654,285
Non-performing loans (Note 15)	Level III	5,837	5,837	—	—
Asset-backed securitization certificates	Level III	141,103	141,103	33,689	33,689
Total		$146,940	$146,940	$680,168	$687,974
Liabilities carried at historical cost on the condensed consolidated balance sheet
Secured credit facilities	Level III	$108,501	$108,501	$477,284	$477,284
Master repurchase facility (Note 15)	Level III	19,286	19,286	167,348	167,348
Mortgage loans, net	Level III	3,333,241	3,333,241	1,690,918	1,690,918
Convertible senior notes, net	Level III	356,983	397,484	—	—
Secured notes, net	Level III	—	—	215,634	215,634
Total		$3,818,011	$3,858,512	$2,551,184	$2,551,184

Fair values of CAF’s loans receivable at December 31, 2015 were estimated using Level III inputs such as discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, dealer quotes, and other quantitative and qualitative factors.

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

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed Loans (see Note 7. Debt). These interest rate caps were partially designated as cash flow hedges. We have one interest rate cap with a strike rate on one-month LIBOR of 2.08% that expires in May 2017.

In February 2016, we entered into interest rate swap contracts on approximately $1.6 billion of variable rate Loans. These swap contracts effectively convert approximately $1.6 billion of floating rate debt with a weighted-average interest rate of LIBOR plus 1.91% to an effective fixed interest rate of 2.75% for three years. At the same time, we de-designated three of our interest rate caps, resulting in reclassifications from accumulated other comprehensive income to earnings of $0.5 million for the year ended December 31, 2016, respectively. During the next 12 months, we estimate that an additional $0.6 million will be reclassified from accumulated comprehensive income to earnings.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, we entered into an interest rate swap contract with a notional amount of $450.0 million. This swap effectively converts approximately $450.0 million of floating rate debt with a weighted-average interest rate of LIBOR plus 2.22% to an effective fixed interest rate of 3.32% for five years on average.

In connection with the interest rate swap contracts entered into in 2016, we posted cash collateral with the counterparty, which amounted to $8.9 million as of December 31, 2016.

The table below summarizes our interest rate swap contracts as of December 31, 2016 (amounts in thousands except percentages):

Counterparty	Notional Amount	Effective Date	Maturity Date	Strike Rate	Index
JPMorgan	$800,000	February 23, 2016	March 15, 2017	0.60600%	One-month LIBOR
JPMorgan	800,000	March 15, 2017	March 15, 2018	0.85200%	One-month LIBOR
JPMorgan	800,000	March 15, 2018	March 15, 2019	1.09800%	One-month LIBOR
Morgan Stanley	800,000	February 23, 2016	March 15, 2017	0.61100%	One-month LIBOR
Morgan Stanley	800,000	March 15, 2017	March 15, 2018	0.80450%	One-month LIBOR
Morgan Stanley	800,000	March 15, 2018	March 15, 2019	1.05500%	One-month LIBOR
JPMorgan	450,000	June 7, 2016	July 15, 2017	0.67050%	One-month LIBOR
JPMorgan	450,000	July 15, 2017	July 15, 2018	0.93250%	One-month LIBOR
JPMorgan	450,000	July 15, 2018	July 15, 2019	1.11750%	One-month LIBOR
JPMorgan	450,000	July 15, 2019	July 15, 2020	1.29850%	One-month LIBOR
JPMorgan	450,000	July 15, 2020	July 15, 2021	1.47250%	One-month LIBOR

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting are recorded in other comprehensive income (loss), resulting in unrealized gains of $23.5 million for the year ended December 31, 2016 and unrealized losses of $1.6 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. In addition, reclassifications from other comprehensive income (loss), including amounts resulting from the de-designation of interest rate caps, resulted in a $4.1 million charge to interest expense for the year ended December 31, 2016.

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

A portion of the notional amounts of interest rate caps in connection with our mortgage loans are not designated as accounting hedges and others have been de-designated. Each of these interest rate caps has a strike rate on one-month LIBOR of 2.08% to 3.62% and all expire between January 2017 and December 2018. For the years ended December 31, 2016, 2015 and 2014, unrealized losses of $0.1 million, $0.2 million and $1.4 million, respectively, are included in other loss, net in the accompanying consolidated statements of operations for our non-designated interest rate cap hedges.

In periods prior to the Merger, we utilized interest rate swaps and futures as economic hedges for our portfolio of loans held for investment by our CAF subsidiary and secured financing facility, which were not designated as accounting hedges. For the years ended December 31, 2015 and 2014, net unrealized gains of $0.1 million and $1.4 million, respectively, are included in income (loss) from discontinued operations, net (Note 15. Discontinued Operations) in the consolidated statements of operations related to CAF’s non-designated interest rate swaps and futures.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of derivative instruments included in other assets, net and other liabilities in our consolidated balance sheets are as follows:

	December 31, 2016				December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps—asset-backed securitizations	$440,292	$—	$—	$—	$1,544,361	$192	$—	$—
Interest rate swaps—asset-backed securitizations	2,050,000	25,708	—	—	—	—	—	—
Total derivatives designated as hedging instruments	2,490,292	25,708	—	—	1,544,361	192	—	—
Derivatives not designated as hedging instruments:
Interest rate caps—mortgage loans	3,448,671	64	—	—	159,680	17	—	—
Interest rate caps—secured credit facility	—	—	—	—	500,000	—	—	—
Interest rate swaps and futures—loans receivable and secured financing facility	—	—	—	—	118,390	91	74,862	1,042
Total derivatives not designated as hedging instruments	3,448,671	64	—	—	778,070	108	74,862	1,042
Total	$5,938,963	$25,772	$—	$—	$2,322,431	$300	$74,862	$1,042

See Note 18. Subsequent Events, for the terms of interest rate swap and cap contracts entered into in January 2017.

Note 13. Income Taxes

Our TRSs are subject to corporate level federal, state and local income taxes. The following is a summary of our income tax expense (benefit):

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$144	$(18)	$625
State	592	377	242
Total current tax expense	736	359	867
Deferred
Federal	—	377	(1,286)
State	—	80	(276)
Total deferred tax expense	—	457	(1,562)
Total income tax expense	$736	$816	$(695)

Deferred tax assets of zero and $1.3 million are included in other assets, net at December 31, 2016 and 2015, respectively. Deferred tax assets arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate. The decrease in deferred tax assets during the year ended December 31, 2016 is due to the utilization of net operating loss carryforwards. We determine whether any tax positions taken or expected to be taken meet the “more‑likely‑than‑not” threshold of being sustained by the applicable federal, state or local tax authority. As of December 31, 2016 and 2015, management concluded that there is no tax liability relating to uncertain income tax positions. The Company’s policy is to recognize interest related to any underpayment of income taxes, if any, as interest.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Purchase Commitments

As of December 31, 2016 and 2015, we had executed agreements to purchase 252 and 2 homes, respectively, in separate transactions for an aggregate purchase price of $63.8 million and $0.3 million, respectively.

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

Leases

As of December 31, 2016, our future minimum rental and lease payments under non-cancelable operating leases with initial terms of one year or more, for our primary and regional offices are as follows (in thousands):

Year Ending December 31,
2017	$1,851
2018	1,557
2019	1,267
2020	1,178
2021	971
Thereafter	2,550
Total	9,374
Less sublease payments	(1,902)
Total, net	$7,472

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Discontinued Operations

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

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets which meet the held-for-sale criteria as of December 31, 2016 and 2015 are classified as real estate assets held for sale, net in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business acquired as a result of the Merger. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in the accompanying consolidated statements of operations. In August 2016, Prime sold substantially all of its NPLs.  The sale price was $265.3 million, resulting in a gain on the sale, net of selling costs of approximately $3.5 million.

The following table summarizes transactions resulting in income and expense within our NPL business for the year ended December 31, 2016:

Year Ended
(in thousands)	December 31, 2016
Realized gain on non-performing loans	$13,789
Realized gain on loan conversions	13,838
Net loss on sales of real estate and other income and expenses	(1,328)
Interest expense	(5,131)
Non-performing loan management fees and expenses(1)	(38,955)
Loss from discontinued operations, net	$(17,787)

(1)	Includes $6.5 million of impairment expense (see Note 11).

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet as of December 31, 2016. We had no such assets and related liabilities as of December 31, 2015. The following table summarizes the components of such assets and related liabilities as of December 31, 2016:

As of
(in thousands)	December 31, 2016
Non-performing loans	$5,837
Real estate properties, net	54,113
Other assets	16,920
Assets held for sale	$76,870

Master repurchase facility	$19,286
Accounts payable and other liabilities	6,209
Liabilities related to assets held for sale	$25,495

As of December 31, 2015, we had a portfolio of loans held for investment through our former CAF subsidiary (see Note 5. Loans Receivable.) As a result of our strategic shift to exit the single-family real estate loan business and sale of the related loan receivable instruments, this segment is presented separately as discontinued operations for the years ended December 31, 2015 and

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 in the accompanying consolidated statements of operations. The following table summarizes transactions resulting in income and expense within our former CAF subsidiary for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2015	2014
Interest and other income	$28,779	$4,133
Loan operating and other expenses	(5,095)	(1,908)
Interest expense	(13,675)	(259)
General and administrative expenses	(7,673)	(3,511)
Other, net	(3,914)	(1,390)
Loss from discontinued operations, net	$(1,578)	$(2,935)

Note 16. Business Combinations

SWAY, CAH and certain of their subsidiaries and certain investors in CAH entered into a Merger Agreement dated as of September 21, 2015 (see Note 1. Organization and Operations). Effective January 5, 2016, CAH merged with and into a subsidiary of SWAY, which was the surviving entity in the Merger. The purpose of the Merger was to provide a number of strategic and financial opportunities, including an SFR portfolio concentrated in high-growth markets that generates the scale and density to optimize operations and reduce operating costs, anticipated synergies and economies of scale in services and procurement. In connection with the Merger, our former CAF subsidiary was spun out to CAH’s investors, and we do not own an interest in CAF following the Merger.

The Merger was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  CAH was designated as the accounting acquirer, resulting in a reverse acquisition of SWAY. The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of SWAY were recorded at their respective fair values at the date of the Merger. While consideration transferred in a business combination is typically measured by reference to the fair value of equity issued or other assets transferred by the accounting acquirer, CAH did not issue any consideration in the Merger. Accordingly, the fair value of the consideration transferred was measured based on the number of equity interests CAH would have had to issue to give the shareholders of SWAY the same percentage interest in the combined company as a result of the reverse acquisition. Accordingly, the estimated fair value of the consideration transferred and non-controlling interests assumed was approximately $1.3 billion, which was based upon the estimated fair value of CAH’s equity interests, giving consideration to: (i) the estimated fair value of SWAY’s net assets and CAH’s net assets used to negotiate the Merger consideration; (ii) SWAY’s observable public share price, as adjusted for an implied control premium; and (iii) other factors. Our consolidated financial statements issued after the Merger reflect these fair value adjustments and the combined results of operations subsequent to the date of the Merger. Since CAH was designated as the accounting acquirer, our historical financial statements for periods prior to January 5, 2016 only represent the historical financial information of CAH and its consolidated subsidiaries, including CAF prior to its spin-off.

The total purchase price has been allocated based upon (1) the amounts reported in the SWAY historical financial statements for any assets that were reported at fair value in accordance with SWAY’s historical accounting policies or (2) management’s estimates of fair value. Management’s estimates of fair value for SWAY’s investments in real estate properties was based upon a progressive method which incorporated three value sources: AVMs, BPOs and internal desktop evaluations.

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

Prior to the adoption of ASU 2017-01 (see Note 2. Basis of Presentation and Significant Accounting Policies), we assigned a portion of goodwill to our applicable property sales, which resulted in a reduction of the carrying amount of our goodwill. In order to allocate goodwill to the carrying amount of properties that we sold, we utilized a relative fair value approach based on the original methodology for assigning goodwill.

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the total purchase price to SWAY’s tangible and intangible assets and liabilities under this methodology and the allocation of goodwill to dispositions is as follows:

(in thousands)
Fair value of SWAY common shares issued	$1,280,777
Assets acquired:	—
Land and land improvements	784,405
Buildings and building improvements	1,757,758
Furniture, fixtures and equipment	24,532
Cash and cash equivalents	85,830
Restricted cash	85,770
Resident and other receivables, net	18,077
Non-performing loans	402,339
Asset-backed securitization certificates	26,553
Other assets	24,581
Liabilities assumed:	—
Accounts payable and accrued expenses	(73,567)
Resident prepaid rent and security deposits	(23,151)
Secured credit facility	(741,207)
Master repurchase facility	(274,441)
Convertible senior notes, net	(336,739)
Mortgage loans, net	(527,262)
Non-controlling interests	(214,081)
Net assets acquired	1,019,397
Subtotal	261,380
Goodwill allocated to dispositions(1)	(1,150)
Goodwill	$260,230
(1)	Included in net gain on sales of real estate in the consolidated statements of operations.

These allocations are management’s estimates of fair value. The goodwill recorded is primarily attributable to the synergies expected to arise after the Internalization and the Merger. During the year ended December 31, 2016, we recorded certain measurement period adjustments related to the provisional balances as of the Merger date, including the valuation of certain homes that were classified as held-for-sale and/or disposed of during fiscal year 2016, and an adjustment to correct certain cash balances acquired in the Merger. The net effect of these adjustments, including the allocation of goodwill to dispositions, was a decrease in goodwill of approximately $3.8 million from the preliminary amount recorded as of the Merger date.

We incurred $29.5 million and $7.1 million of merger and transaction-related expenses related to the Merger during the years ended December 31, 2016 and 2015, respectively, and no such expenses in 2014.  Merger and transaction-related expenses are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third-party costs.

The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2014:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014
Total revenue	$586,759	$367,577
Net loss attributable to common shareholders	(70,330)	(119,184)

Net loss per common share, basic and diluted	$(0.68)	$(1.15)
Weighted-average common shares outstanding, basic and diluted	103,499	103,499

The foregoing data includes the operations of our NPL business. For the year ended December 31, 2016, the operational activity of our NPL business is classified as discontinued operations (Note 15). The pro forma consolidated operational data is based on

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data do not include the impact of any synergies that may be achieved from the Internalization, Merger or any strategies that management may consider in order to continue to efficiently manage operations.

Note 17. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2016.

	Quarter
(in thousands, except share and per share data)	First	Second	Third	Fourth
Year Ended December 31, 2016
Total revenue	$139,386	$143,833	$146,099	$146,364
Total expenses(1)	$176,875	$161,487	$160,928	$147,370
Net loss from continuing operations	$(36,548)	$(19,347)	$(12,040)	$(763)
Net loss attributable to common shareholders	$(44,199)	$(15,675)	$(10,900)	$(10,493)
Net loss per share attributable to common shareholders - basic and diluted	$(0.43)	$(0.15)	$(0.11)	$(0.10)
Shares used in calculation - basic and diluted	102,066,754	101,486,847	101,489,857	101,492,960
Year Ended December 31, 2015
Total revenue	$68,833	$75,212	$78,826	$80,865
Total expenses	$83,904	$84,755	$90,156	$102,334
Net loss from continuing operations	$(14,378)	$(11,104)	$(13,591)	$(21,364)
Net loss attributable to common shareholders	$(10,925)	$(4,605)	$(11,207)	$(12,142)
Net loss per share attributable to common shareholders - basic and diluted	$(0.17)	$(0.07)	$(0.17)	$(0.19)
Shares used in calculation - basic and diluted	64,869,526	64,869,526	64,869,526	64,869,526

(1)	Total expenses in the first quarter of 2016 include merger and transaction-related expenses of $23.5 million.

Note 18. Subsequent Events

Dividend Declaration

On February 22, 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on April 14, 2017 to shareholders of record at the close of business on March 31, 2017.

Appointment of New Trustee

On February 17, 2017, we appointed Renee L. Glover to the board of trustees, effective immediately. With this addition, the board of trustees now comprises 13 trustees, of whom eight are independent.

Acquisition and Disposition of Homes

Subsequent to December 31, 2016, we have continued to purchase and sell homes in the normal course of business. For the period from January 1, 2017 through January 31, 2017, we purchased 121 homes with an aggregate acquisition cost of approximately $27.7 million. For the period from January 1, 2017 through January 31, 2017, we sold 23 homes with a gross aggregate selling price of $4.0 million.

Convertible Notes

On January 10, 2017, we issued $300.0 million aggregate principal amount of our 3.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”).  The 2022 Convertible Notes were issued pursuant to an Indenture, dated as of January 10, 2017, between us and Wilmington Trust, National Association, as trustee.  In February 2017, we issued the initial purchasers an additional

COLONY STARWOOD HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$45.0 million aggregate principal amount of the 2022 Convertible Notes pursuant to overallotment options granted in connection with the issuance of the 2022 Convertible Notes.

The sale of the 2022 Convertible Notes, including the February 2017 sale, generated net proceeds of approximately $ 336.0 million, after deducting the initial purchasers’ discounts and estimated offering expenses payable by us.  The net proceeds from the offering were used to repurchase, in privately negotiated transactions, certain of the 2017 Convertible Notes, to repay a portion of the borrowings outstanding under our credit facilities, to fund potential future acquisitions and for general corporate purposes.

Interest Rate Swap Contract

On January 10, 2017, we entered into an interest rate swap contract that effectively converts approximately $550.0 million of our existing floating rate debt with a weighted-average interest rate of LIBOR plus 1.86% to a fixed interest rate of 3.59% for approximately five years. The table below summarizes this interest rate swap contract (amounts in thousands except percentages):

Counterparty	Notional Amount	Effective Date	Maturity Date	Strike Rate	Index
JPMorgan	$550,000	January 15, 2017	January 15, 2018	1.0405%	One-month LIBOR
JPMorgan	$550,000	January 15, 2018	January 15, 2019	1.5765%	One-month LIBOR
JPMorgan	$550,000	January 15, 2019	January 15, 2020	1.9285%	One-month LIBOR
JPMorgan	$550,000	January 15, 2020	January 15, 2021	2.1295%	One-month LIBOR
JPMorgan	$550,000	January 15, 2021	July 15, 2021	2.2325%	One-month LIBOR

Payoff and Termination of NPL Master Repurchase Agreement

On January 31, 2017, the balance outstanding of the repurchase agreement between Deutsche Bank AG and a subsidiary of Prime was paid down to zero and the agreement was terminated.

Adoption of Employee Share Purchase Plan

Our board of trustees adopted the Colony Starwood Homes 2017 Employee Share Purchase Plan (the “2017 ESPP”) on February 22, 2017, subject to shareholder approval. The 2017 ESPP will become effective April 1, 2017, subject to approval by our shareholders. The 2017 ESPP is a new Employee Share Purchase Plan and is intended to qualify as an “Employee Stock Purchase Plan” as set forth in Section 423 of the Code.

The purpose of this 2017 ESPP is to provide our eligible employees who wish to become shareholders of our common shares a convenient method of doing so. Participation in the 2017 ESPP is available to each employee of Colony Starwood Homes and its controlled subsidiaries who (i) has been employed for six continuous and consecutive months, (ii) is customarily employed for at least 20 hours per week, and (iii) is customarily employed for more than five months in any calendar year. The maximum number of common shares that will be offered under the 2017 ESPP is 1,000,000 shares, subject to adjustment as permitted under the 2017 ESPP. The purchase price per share shall be eighty-five percent (85%) of the fair market value of a common share on the purchase date correlating to each three month offering period.

Deferred Compensation Plan

Our board of trustees adopted and established an unfunded deferred compensation plan which shall be known as the Colony Starwood Homes Nonqualified Deferred Compensation Plan (the "Plan"). The purpose of the Plan is to provide a select group of our management or highly compensated employees (within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA) who contribute significantly to our future business success with supplemental retirement income benefits through the deferral of up to 75% of their Base Salary and up to 100% of their Bonus Compensation, in each case as defined in the Plan. We do not make contributions in the form of any matching contributions or any discretionary contributions to the Plan. However, a participating employee’s deferred amounts are credited with the deemed investment returns of benchmark investment options chosen by the employee from a list of options selected by us.

COLONY STARWOOD HOMES

SCHEDULE III—RESIDENTIAL REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2016

(dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period December 31, 2016
Region	Number of Properties	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total	Accumulated Depreciation	Depreciable Period	Date of Construction	Year Acquired
Atlanta	5,587	$202,423	$509,303	$—	$105,792	$202,423	$615,095	$817,518	$55,741	5 - 30 years	1935 - 2016	2012 - 2016
Tampa	3,726	122,186	454,096	—	90,712	122,186	544,808	666,994	46,101	5 - 30 years	1923 - 2016	2012 - 2016
Miami	3,721	221,167	546,172	—	73,630	221,167	619,802	840,969	35,584	5 - 30 years	1926 - 2014	2012 - 2015
Southern California	2,807	291,732	463,227	—	104,833	291,732	568,060	859,791	62,042	5 - 30 years	1887 - 2014	2012 - 2016
Houston	2,748	131,862	284,083	—	13,563	131,862	297,646	429,508	23,782	5 - 30 years	1951 - 2015	2012 - 2015
Dallas	2,168	102,474	281,749	—	16,368	102,474	298,117	400,591	17,799	5 - 30 years	1952 - 2016	2012 - 2016
Denver	2,043	124,172	299,067	—	40,637	124,172	339,704	463,876	22,950	5 - 30 years	1873 - 2012	2012 - 2016
Orlando	1,943	63,241	209,860	—	52,955	63,241	262,814	326,056	22,546	5 - 30 years	1949 - 2012	2012 - 2015
Las Vegas	1,722	64,184	257,696	—	30,904	64,184	288,600	352,783	34,308	5 - 30 years	1953 - 2013	2012 - 2016
Phoenix	1,495	54,930	157,985	—	24,600	54,930	182,585	237,515	20,388	5 - 30 years	1946 - 2016	2012 - 2016
Charlotte - Raleigh	1,080	51,058	158,469	—	21,648	51,058	180,117	231,175	10,611	5 - 30 years	1963 - 2016	2014 - 2016
Northern California	974	79,634	151,294	—	19,740	79,634	171,034	250,668	11,237	5 - 30 years	1900 - 2009	2012 - 2016
Other Markets	1,317	75,470	179,025	—	12,070	75,470	191,094	266,564	9,207	5 - 30 years	1891 - 2016	2012 - 2016
Total	31,331	$1,584,533	$3,952,026	$—	$607,450	$1,584,533	$4,559,475	$6,144,008	$372,295

The gross aggregate cost of total real estate for federal income tax purposes, as opposed to book purposes as disclosed above, was approximately $6.0 billion as of December 31, 2016.

The following table presents our residential real estate activity for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$3,289,599	$3,230,390	$2,395,656
Additions:
Acquisitions related to Merger	2,458,519	—	—
Acquisitions	253,947	154,922	823,951
Capitalized expenditures	90,079	81,039	156,474
Total additions	2,802,545	235,961	980,425
Deductions:
Basis of real estate sold, net of depreciation	(150,569)	(64,280)	(61,657)
Depreciation	(169,112)	(100,692)	(77,009)
Impairment of real estate	(750)	(11,780)	(7,025)
Total deductions	(320,431)	(176,752)	(145,691)
Ending balance	$5,771,713	$3,289,599	$3,230,390

Changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$208,622	$111,108	$35,008
Depreciation expense	169,112	100,692	77,009
Dispositions	(5,439)	(3,178)	(909)
Ending balance	$372,295	$208,622	$111,108

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The chief executive officer and the chief financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in our general information technology controls which are a component of internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  During the fourth quarter of fiscal 2016, we identified a material weakness in internal controls over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to our financial reporting processes and system of internal controls over financial reporting and ineffective controls over the validation of the completeness and accuracy of certain data extracted from such systems.  However, this material weakness did not result in any identified misstatements to the financial statements or restatement of prior-period financial statements, and there were no changes in previously released financial results.

As a result of the material weakness noted above, we completed additional substantive procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2016.  Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles.  Our chief executive officer and chief financial officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K.  In addition, we have developed a remediation plan for this material weakness, which is described below.

Management’s Report on Internal Control over Financial Reporting and the description of the material weakness are included in this Annual Report on Form 10-K and is incorporated herein by reference.  The effectiveness of our internal controls over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 31, 2016, there have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation Plan

Management is actively implementing a remediation plan to ensure that deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.  The remediation actions we are taking, and expect to take, include: (i) improving general information technology program change control activities and policies, including processes to maintain sufficient documentation evidencing execution of these policies; (ii) improving the control activities and procedures associated with user access to certain information technology systems, including proper segregation of duties related to the affected information systems; and (iii) educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness.  However, the material weakness in our internal controls over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed in fiscal 2017.

Inherent Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders or Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Trustee Independence.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information called for in this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.7

Indenture, dated as of January 10, 2017, among the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2017)

Exhibit No.	Exhibit Description
4.8	Form of 3.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 10, 2017)

10.1

Second Amended and Restated Limited Partnership Agreement of Colony Starwood Homes Partnership, L.P., dated January 5, 2016, by and between Colony Starwood Homes, Starwood Capital Group Global, L.P. and Colony Starwood Homes GP, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 8, 2016)

10.2+	Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.3+

Form of Restricted Share Award Agreement for Non-Executive Trustees (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.4+	Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 21, 2014)

10.5+

Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013)

10.6+

Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-36163) filed December 23, 2013

10.7+	Form of Performance Share Award under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 8, 2017)

10.8+

Employment Agreements, dated March 16, 2016, by and between Colony Starwood Homes and Frederick C. Tuomi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 16, 2016)

10.9+

Employment Agreements, dated March 16, 2016, by and between Colony Starwood Homes and Arik Prawer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 16, 2016)

10.10+

Employment Agreements, dated March 16, 2016, by and between Colony Starwood Homes and Charles D. Young (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 16, 2016)

10.11+

Employment Agreements, dated March 16, 2016, by and between Colony Starwood Homes and Ryan A. Berry (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 16, 2016)

10.12

Amended and Restated Registration Rights Agreement dated as of October 4, 2016, among Starwood Waypoint Residential Trust and the other parties named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 11, 2016)

10.13	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2016)

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

10.17

Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 4, 2015)

Exhibit No.	Exhibit Description
10.18

Guaranty Agreement, dated March 11, 2014, by Starwood Waypoint Residential Trust in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2014)

10.19

Limited Guaranty and Recourse Indemnity Agreement, dated June 13, 2014, by Starwood Waypoint Residential Trust, in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2014)

10.20

Amended and Restated Master Loan and Security Agreement, dated June 13, 2014, by and among Citibank, N.A., as Administrative Agent, the Lenders from time to time party thereto, Starwood Waypoint Borrower, LLC, as Borrower, and Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2014)

10.21

Fourth Amendment dated December 16, 2016 to the Amended and Restated Master Loan and Security Agreement, dated June 13, 2014 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed December 21, 2016)

10.22

Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2015, among the Property Owners Party thereto from time to time, each as a Borrower, ColFin AH Finance Masterco, LLC, as Guarantor, ColFin AH Finance Holdco, LLC, as Guarantor and the Borrower Representative, Wells Fargo Bank, N.A., as Calculation Agent and Paying Agent, JPMorgan Chase Bank, National Association, as Lead Arranger, Agent and a Lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2016)

10.23

Amendment No. 1 dated December 16, 2016 to the Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2015 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed December 21, 2016)

10.24

Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 1, 2014)

10.25

Loan Agreement, dated as of December 19, 2014, between SWAY 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2014)

10.26

Loan Agreement, dated as of April 10, 2014, between CAH 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2016)

10.27

Loan Agreement, dated as of June 30, 2014, between CAH 2014-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2016)

10.28

Loan Agreement, dated as of June 11, 2015, between CAH 2015-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2016)

10.29

Loan Agreement, dated as of June 7, 2016, between CSH 2016-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2016)

10.30

Loan Agreement, dated as of November 3, 2016, between CSH 2016-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2016)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy extension schema document

101.CAL	XBRL Taxonomy extension calculation linkbase document

101.DEF	XBRL Taxonomy extension definition linkbase document

101.LAB	XBRL Taxonomy extension labels linkbase document

101.PRE	XBRL Taxonomy extension presentation linkbase document

+	Indicates a management contract or compensatory plan
++	Agreement or plan replaced or terminated subsequent to December 31, 2015
*	Filed herewith

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colony Starwood Homes

Date: February 28, 2017	By:	/s/ Frederick C. Tuomi
		Name:	Frederick C. Tuomi
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick C. Tuomi	Chief Executive Officer	February 28, 2017
Frederick C. Tuomi	(Principal Executive Officer)

/s/ Arik Y. Prawer	Chief Financial Officer	February 28, 2017
Arik Y. Prawer	(Principal Financial and Accounting Officer)

/s/ Barry S. Sternlicht	Co-Chairman of the Board of Trustees	February 28, 2017
Barry S. Sternlicht

/s/ Thomas J. Barrack, Jr.	Co-Chairman of the Board of Trustees	February 28, 2017
Thomas J. Barrack, Jr.

/s/ Robert T. Best	Trustee	February 28, 2017
Robert T. Best

/s/ Thomas M. Bowers	Trustee	February 28, 2017
Thomas M. Bowers

/s/ Richard D. Bronson	Trustee	February 28, 2017
Richard D. Bronson

/s/ Justin T. Chang	Trustee	February 28, 2017
Justin T. Chang

/s/ Michael D. Fascitelli	Trustee	February 28, 2017
Michael D. Fascitelli

/s/ Renee L. Glover	Trustee	February 28, 2017
Renee L. Glover

/s/ Jeffrey E. Kelter	Trustee	February 28, 2017
Jeffrey E. Kelter

/s/ Thomas W. Knapp	Trustee	February 28, 2017
Thomas W. Knapp

/s/ Richard B. Saltzman	Trustee	February 28, 2017
Richard B. Saltzman

/s/ John L. Steffens	Trustee	February 28, 2017
John L. Steffens

/s/ J. Ronald Terwilliger	Trustee	February 28, 2017
J. Ronald Terwilliger