Form 10-Q
period 2017-03-31
Colony Starwood Homes
filed 2017-05-09
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 4, 2017, there were 113,231,879 of the registrant’s common shares, par value $0.01 per share, outstanding.

COLONY STARWOOD HOMES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Homes Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization (the “Internalization”), other than us.

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

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•

the risk factors referenced in this Quarterly Report on Form 10-Q are set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K filed on February 28, 2017 and should be read in conjunction with this Quarterly Report on Form 10-Q;

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

•

our ability to complete our exit from the non-performing loan (“NPL”) (and related real estate owned, or “REO”) business in the anticipated time period on acceptable terms and to re-deploy net cash proceeds therefrom;

•	our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all;
•	the failure of residents to pay rent when due or otherwise perform their lease obligations;
•	our ability to effectively manage our portfolio of rental homes;
•	the concentration of credit risks to which we are exposed;

i

•	the rates of default or decreased recovery rates on our target assets;
•	the adequacy of our cash reserves and working capital;
•	potential conflicts of interest with Starwood Capital Group, Colony Capital, LLC, Colony NorthStar, Inc. (“Colony NorthStar”) and their affiliates and managed investment activities;
•	the timing of cash flows, if any, from our investments;
•	our expected leverage;
•	financial and operating covenants contained in our credit facilities and securitizations that could restrict our business and investment activities;
•	effects of derivative and hedging transactions;
•	our ability to maintain effective internal controls as required by the Sarbanes-Oxley Act of 2002 and to comply with other public company regulatory requirements;
•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;
•	actions and initiatives of the U.S., state and municipal governments and changes to governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;
•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;
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

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and see the discussion on risk factors in Item 1A. Risk Factors, that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Merger and Internalization

On September 21, 2015, we and CAH announced the signing of Agreement and Plan of Merger dated as of September 21, 2015, among us and certain of our subsidiaries and CAH and certain of its subsidiaries and certain investors in CAH (“the Merger Agreement”) to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,595,371	$1,584,533
Buildings and building improvements	4,469,092	4,403,871
Furniture, fixtures and equipment	140,333	131,502
Total investments in real estate properties	6,204,796	6,119,906
Accumulated depreciation	(411,968)	(370,394)
Investments in real estate properties, net	5,792,828	5,749,512
Real estate held for sale, net	23,759	22,201
Cash and cash equivalents	430,926	109,097
Restricted cash	159,131	155,194
Investments in unconsolidated joint ventures	34,114	34,384
Asset-backed securitization certificates	141,103	141,103
Assets held for sale (Note 14)	50,478	76,870
Goodwill	260,230	260,230
Other assets, net	71,304	66,585
Total assets	$6,963,873	$6,615,176

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$90,617	$88,140
Resident prepaid rent and security deposits	60,403	57,823
Secured credit facilities	—	108,501
Mortgage loans, net	3,327,374	3,333,241
Convertible senior notes, net	516,493	356,983
Liabilities related to assets held for sale (Note 14)	6,005	25,495
Other liabilities	87	—
Total liabilities	4,000,979	3,970,183
Commitments and contingencies (Note 15)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common shares $.01 par value, 500,000,000 shares authorized, 113,158,594 and 101,495,759 issued and outstanding as of March 31, 2017 and December 31, 2016	1,127	1,015
Additional paid-in capital	3,100,597	2,734,034
Accumulated deficit	(357,540)	(319,828)
Accumulated other comprehensive income	28,681	23,667
Total shareholders’ equity	2,772,865	2,438,888
Non-controlling interests	190,029	206,105
Total equity	2,962,894	2,644,993
Total liabilities and equity	$6,963,873	$6,615,176

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUE
Rental income	$141,095	$130,452
Other property income	7,171	4,924
Other income	2,774	2,890
Total revenues	151,040	138,266
EXPENSES
Property operating and maintenance	18,946	16,738
Real estate taxes, insurance and HOA costs	28,299	27,319
Property management	9,650	10,016
Interest expense	38,999	37,457
Depreciation and amortization	46,185	43,630
Impairment of real estate assets	443	30
Share-based compensation	1,561	387
General and administrative	10,840	16,366
Merger and transaction-related	—	23,482
Total expenses	154,923	175,425
Net gain on sales of real estate	678	1,384
Equity in income from unconsolidated joint ventures	180	197
Loss on extinguishment of debt	(7,153)	—
Other expense, net	(1,639)	(725)
Loss before income taxes	(11,817)	(36,303)
Income tax expense	157	245
Net loss from continuing operations	(11,974)	(36,548)
Loss from discontinued operations, net (Note 14)	(46)	(10,501)
Net loss	(12,020)	(47,049)
Net loss attributable to non-controlling interests	678	2,850
Net loss attributable to common shareholders	$(11,342)	$(44,199)

Net loss per common share - basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.11)	$(0.34)
Net loss from discontinued operations attributable to common shareholders	$—	$(0.09)
Net loss attributable to common shareholders	$(0.11)	$(0.43)

Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Other Comprehensive Loss:
Net loss	$(12,020)	$(47,049)
Other comprehensive (loss) income:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	4,891	(2,351)
Reclassifications to income	521	494
Other comprehensive income (loss)	5,412	(1,857)
Comprehensive loss	(6,608)	(48,906)
Comprehensive loss attributable to non-controlling interests	393	2,959
Comprehensive loss attributable to common shareholders	$(6,215)	$(45,947)

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
	Preferred				Additional		Other	Total	Non-
	Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2016	—	$—	101,495,759	$1,015	$2,734,034	$(319,828)	$23,667	$2,438,888	$206,105	$2,644,993
Capital distributions	—	—	—	—	—	—	—	—	(167)	(167)
Dividends declared of $0.22 per share	—	—	—	—	—	(26,370)	—	(26,370)	—	(26,370)
Issuance of common shares for settlement of RSUs	—	—	118,151	1	—	—	—	1	—	1
Amortization of share-based compensation	—	—	3,066	—	1,566	—	—	1,566	—	1,566
Shares withheld for taxes related to settlement of RSUs	—	—	(40,738)	—	(1,385)	—	—	(1,385)	—	(1,385)
Repurchase of 2017 Convertible Notes	—	—	—	—	(15,648)	—	—	(15,648)	—	(15,648)
Issuance of 2022 Convertible Notes	—	—	—	—	17,725	—	—	17,725	—	17,725
Issuance of common shares	—	—	11,105,465	111	348,676	—	—	348,787	—	348,787
Redemption of OP Units for common shares	—	—	476,891	—	15,629	—	(113)	15,516	(15,516)	—
Net loss	—	—	—	—	—	(11,342)	—	(11,342)	(678)	(12,020)
Other comprehensive income	—	—	—	—	—	—	5,127	5,127	285	5,412
Balances at March 31, 2017	—	$—	113,158,594	$1,127	$3,100,597	$(357,540)	$28,681	$2,772,865	$190,029	$2,962,894

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,020)	$(47,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,185	43,630
Amortization of debt discounts	4,534	5,308
Amortization of deferred financing costs	4,622	3,122
Amortization of leased vehicle deposits	41	52
Share-based compensation	1,561	387
Equity in income of unconsolidated joint ventures	(180)	(197)
Distributions from unconsolidated joint ventures	180	—
Bad debt expense	2,068	1,075
Net gain on sales of real estate	(1,730)	(1,384)
Gain on loan conversions, net (Note 14)	(694)	(337)
Gain on NPL sales (Note 14)	(107)	—
Loss on extinguishment of debt	7,153	—
Unrealized losses from derivative instruments	1,022	302
Impairment of real estate assets	443	30
Net changes in operating assets and liabilities:
Restricted cash	(6,238)	(8,487)
Other assets	(1,268)	1,062
Accounts payable and accrued expenses	(5,033)	(22,551)
Resident prepaid rent and security deposits	2,580	368
Other liabilities	—	(318)
Net cash provided by (used in) operating activities	43,119	(24,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the Merger and CAH reorganization, net	—	57,254
Acquisition of real estate properties	(86,990)	(1,790)
Capital expenditures for real estate properties	(25,460)	(25,058)
Proceeds from sales of real estate	51,657	48,403
Proceeds from sales of loans and other proceeds on loans (Note 14)	291	9,334
Distributions from unconsolidated joint ventures	270	460
Payment of leasing costs	(2,153)	(2,258)
Net cash (used in) provided by investing activities	(62,385)	86,345

The accompanying notes are an integral part of these condensed consolidated financial statements

COLONY STARWOOD HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on secured credit facilities	$70,233	$42,374
Payments on secured credit facilities	(178,734)	(2,039)
Payments on master repurchase facility (Note 14)	(19,286)	(6,894)
Payments on mortgage loans	(9,439)	(1,759)
Proceeds from the issuance of convertible senior notes	345,000	—
Payment of financing costs	(8,948)	89
Repurchase of convertible senior notes	(186,012)	—
Proceeds from the issuance of common shares	360,928	—
Payment of offering costs	(10,940)	(11,871)
Change in escrow reserves for credit facilities and mortgage loans, net	2,301	982
Repurchases of common shares	—	(44,550)
Contributions from non-controlling interests	—	141
Distributions to non-controlling interests	(167)	(215)
Payments of dividends and redemption of preferred shares	(23,841)	(607)
Net cash provided by (used in) financing activities	341,095	(24,349)
Net change in cash and cash equivalents	321,829	37,009
Cash and cash equivalents at beginning of the period	109,097	162,090
Cash and cash equivalents at end of the period	$430,926	$199,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$25,423	$30,764
Cash paid for income taxes	$32	$245
Income tax refunds	$141	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,456	$3,509
Loan basis converted to real estate properties (Note 14)	$2,429	$28,075
Accrued dividends to common shareholders	$26,365	$23,849
Discount on convertible senior notes	$18,015	$—
Accrued offering costs	$363	$—
Accrued deferred financing costs	$1,843	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Note 1.  Organization and Operations

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Colony Starwood Homes (formerly Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Colony Starwood Homes Partnership, L.P. (formerly Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization, other than us.

The Merger

On September 21, 2015, we and CAH announced the signing of the Merger Agreement, to combine the two companies in a stock-for-stock transaction (the “Merger”).  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis (see Note 8. Shareholders’ Equity). Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Since both SWAY and CAH had significant pre-combination activities, the Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the Merger (although SWAY was the legal acquirer) which resulted in a reverse acquisition of SWAY for accounting purposes. Consequently, the historical condensed consolidated financial statements included herein as of any date, or for any periods, prior to January 5, 2016, the closing date of the Merger, represent only the pre-Merger condensed consolidated financial position, results of operations, other comprehensive income and cash flows of CAH. SWAY’s assets, liabilities and non-controlling interests were recorded at fair value as of January 5, 2016, and its results of operations are included in our condensed consolidated statements of operations beginning on that date.  The historical financial information included herein as of any date, or for any periods, prior to January 5, 2016 do not reflect the condensed consolidated financial position, results of operations, other comprehensive income or cash flows of the combined companies had the Merger been completed during the historical periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 95.0% of the outstanding OP Units as of March 31, 2017.

As a result of the Merger, we have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Note 14. Discontinued Operations). Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection our exit from the NPL business.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2016 condensed consolidated balance sheet was derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Intercompany amounts have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of March 31, 2017, and the results of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

VIE, and whether we are the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

As described in Note 6. Debt, we entered into multiple mortgage loan arrangements with JP Morgan Chase Bank, N.A. (“JPMorgan”). As part of these arrangements, JPMorgan transferred the loans into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we purchased certain Class F and all related Class G certificates. We have determined that the trusts are VIEs. We have evaluated the purchased Class F and Class G certificates as a variable interest in the trusts and concluded that the Class F and Class G certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Additionally, we have concluded that the Class F and Class G certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at March 31, 2017 and December 31, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class F and Class G certificates have been included and reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Mortgage Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investment to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three months ended March 31, 2017 and 2016.

Non-controlling interests represent (1) the portion of the equity (net assets) in Prime that is not attributable, directly or indirectly, to us and (2) the interests in our operating partnership held by Starwood Capital Group. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets. In addition, the accompanying condensed consolidated statements of operations include the allocation of the net income or loss attributable to the non-controlling interest holders.

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

The most significant estimates that we make are of the fair value of our properties with regards to impairment. While home values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model, which are significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These estimates of fair value are determined using methodologies similar to those described below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Restricted Cash

Restricted cash is primarily comprised of resident security deposits held by us and rental revenues held in accounts controlled by lenders on our debt facilities, as well as cash collateral held by the counterparty to certain of our interest rate swap contracts.

Investments in Real Estate

Effective in the fourth quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (see Recent Accounting Pronouncements below). Under the revised framework, acquisitions of homes or portfolios of homes are considered asset acquisitions, rather than business combinations, regardless of whether there is a lease in place, because substantially all of the fair value of the acquired assets is concentrated in a single identifiable assets or group of similar identifiable assets. As a result, we account for acquisitions and dispositions of homes as purchases or disposals of assets, rather than businesses.  Prior to the adoption of this standard, we evaluated each purchase transaction to determine whether the acquired assets met the definition of a business within the scope of ASC Topic 805, Business Combinations. We recorded property acquired with an existing lease as a business combination. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease were recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred. We accounted for property acquired not subject to an existing lease as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, allocated between land, building and improvements based upon their relative fair values at the date of acquisition. Transaction costs related to acquisitions that were not deemed to be businesses were included in the cost basis of the acquired assets.

We determine fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, we utilize various valuation studies, our own market knowledge, and published market data to estimate fair value of the assets acquired. When applicable, we determine the fair value of acquired in-place leases based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with rents above or below current market rates.

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

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition agreement fees.  Capitalized indirect costs are allocations of certain department costs, including personnel costs, that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and homeowners’ association (“HOA”) fees during periods in which property stabilization is in progress. We expense costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We evaluate cash flows and determine impairments on a per-unit basis, which is generally a single home but may include a single property with multiple housing units. In making this determination, we review, among other things, current and estimated future rental revenues associated with each home or property, market information for each sub-market (including competition levels, foreclosure levels, leasing trends, lease rates, and the market prices of similar homes currently being offered for sale), and known or probable events indicating that the carrying value may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. Since impairment of homes classified as held for use in our operations is evaluated on the basis of undiscounted cash flows, the carrying values of certain homes may exceed their fair value but no impairment loss is recognized as long as the carrying values are recoverable from future cash flows. However, if homes classified as held for use were subsequently classified as held for sale, they would be required to be measured at fair value less estimated costs to sell, and the resulting impairment losses could be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

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

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as real estate held for sale in the condensed consolidated financial statements. The properties that are classified as real estate held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended March 31, 2017 and 2016, we recorded impairment charges of $0.4 million and $30,000, respectively.

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

Leasing Costs

We defer direct and indirect costs incurred to lease our properties and amortize them over the term of the lease, usually one year. Amortization of leasing costs is included in depreciation and amortization expense in our condensed consolidated statements of operations.

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

AS OF MARCH 31, 2017

(Unaudited)

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

As required by ASC Topic 815, Derivatives and Hedging, we record all derivatives in the condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on our condensed consolidated balance sheet and is subsequently reclassified into earnings (interest expense) in the period that the hedged forecasted transaction affects earnings.

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

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. We perform this evaluation at the reporting unit level. As of October 31, 2016 (the date we elected as our annual goodwill impairment test), we were comprised of two operating segments and reporting units, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated totals. Goodwill was allocated only to our SFR business.

As part of our goodwill impairment testing, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance when evaluating potential impairment for goodwill.  If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed.  The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Based on the results of our 2016 review, we qualitatively concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore determined that goodwill was not impaired.

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the Merger, we adjusted our existing convertible senior notes to estimated fair value based on our nonconvertible debt borrowing rate as of the Merger date. The resulting discount from the outstanding principal balance, and the discount recorded in connection with the 2022 Convertible Notes (see Note 6. Debt), are being amortized using the effective interest rate method over the periods to maturity as noncash interest expense as the notes accrete to their par value.

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $3.1 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we incurred bad debt expense of $2.1 million and $1.1 million, respectively.

We recognize sales of real estate when a sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our restricted share units (“RSUs”) are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs, convertible senior notes, and redeemable OP Units, except when doing so would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Share-Based Compensation

The fair value of our restricted shares and RSUs granted is recorded as expense over the vesting period for the award, with an offsetting increase in shareholders' equity. For grants to employees and trustees, the fair value of RSUs with only a service condition for vesting is determined based upon the share price on the grant date and expense is recognized on a straight-line basis. For RSUs with a performance condition for vesting, such as growth in net operating income, fair value is determined based upon the share price on the grant date and expense is recognized when it is probable the performance goal will be achieved. For RSUs with a market condition for vesting, such as growth in shareholder returns, fair value is estimated using a binomial lattice model and expense is recognized on a straight-line basis.  Performance goals are determined by our board of trustees. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 12. Income Taxes.  We recorded tax expense of approximately $0.2 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

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

We record certain financial instruments at fair value on a recurring basis when required by GAAP. Certain other real estate assets are measured at fair value on a non-recurring basis. We have not elected the fair value option for any other financial instruments, which are carried at cost with fair value disclosed where reasonably estimable (see Note 10. Fair Value Measurements).

Segment Information

As of March 31, 2017, we are comprised of two operating segments, which are represented by (1) our portfolio of SFR homes and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reportable segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three months ended March 31, 2016, we reclassified $0.3 million of loss on insurance claims from general and administrative expenses to other expense, net, $1.1 million of bad debt expense from property operating and maintenance to rental income, $0.7 million of fees from property operating and maintenance to property management, and $0.6 million of salaries and wages and other services from general and administrative to property management in the condensed consolidated statement of operations. As a result

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

of our strategic shift to exit the NPL business in April 2016, the operations of Prime for the three months ended March 31, 2016 are classified in discontinued operations (see Note 14. Discontinued Operations).

Geographic Concentrations

We hold significant concentrations of homes in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	March 31,	December 31,
Market	2017	2016
Southern California	14%	15%
Atlanta	12%	12%
Miami	12%	12%
Tampa	10%	10%

Recent Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20, applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20, Real Estate Sales, will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This new standard will be effective at the same time an entity adopts the new revenue guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective on January 1, 2018. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. Currently, ASU 2015-02 directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself (sometimes called the “full attribution approach”). Under ASU 2015-02, a decision maker applies the proportionate approach only in those instances when it holds an indirect interest in a VIE through a related party that is not under common control. The amendment eliminates this distinction. We adopted this new standard effective in the first quarter of 2017 and it did not have a material impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for and presentation of certain aspects related to share-based payments to employees. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

classification in the statement of cash flows. We adopted this standard effective in the first quarter of 2017 and it did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship, provided that all other hedge criteria continue to be met. We adopted this standard effective in the first quarter of 2017 and it did not have a material impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance establishes a principles-based approach for accounting for revenue from contracts with customers. Lease contracts generally are excluded from the scope of this guidance. During 2015 and 2016, various amendments were made and this standard will be effective beginning in the first quarter of 2018. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our home portfolio for the three months ended March 31, 2017 (in thousands)(1):

Balance as of December 31, 2016	$6,144,008
Acquisitions	86,990
Capitalized expenditures	26,649
Basis of real estate sold	(25,993)
Impairment of real estate	(443)
Balance as of March 31, 2017	$6,231,211

(1)

Excludes accumulated depreciation related to investments in real estate as of March 31, 2017, and December 31, 2016 of $412.0 million and $370.4 million, respectively; and excludes accumulated depreciation on real estate assets held for sale as of March 31, 2017 and December 31, 2016, of $2.7 million and $1.9 million, respectively.

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 SFRs primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for the ownership interest using the equity method. As of March 31, 2017 and December 31, 2016, the joint venture owned 838 and 856 SFRs, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Note 5. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	March 31,	December 31,
	2017	2016
Deferred financing costs, net	$3,308	$2,490
Deposits	1,641	1,698
Deferred leasing costs, net	4,274	4,437
Furniture, fixtures and equipment, net	3,368	3,366
Derivative contracts	30,298	25,772
Receivables, net	7,638	10,071
Prepaid expenses	17,611	14,229
Other	3,166	4,522
Total other assets	$71,304	$66,585

Note 6. Debt

Senior SFR Facilities

JPMorgan

We are party to a secured revolving credit facility with JPMorgan and a syndicate of lenders (the “JPMorgan Facility”). Borrowings under the JPMorgan Facility accrue interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 3.00%. In March 2017, we elected to voluntarily reduce borrowing availability under the JPMorgan Facility from $300.0 million to $125.0 million. We retain the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

We also amended the JPMorgan Facility in June 2016 to provide that the monthly fee we pay on the unused commitment shall be no greater than 0.50% of those amounts for so long as the maximum commitments are $550.0 million or less. If such maximum commitments are greater than $550.0 million, we pay a monthly fee equal to 0.50% of the unused commitments if the unused commitments are less than 50% of the maximum commitments, and, if the unused commitments are greater than 50% of the total commitments of over $550.0 million, the monthly unused fee is 1.00%. The JPMorgan Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017 (see Note 16. Subsequent Events). We are able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. As of both March 31, 2017 and December 31, 2016, there was no outstanding balance under the JPMorgan Facility. As of March 31, 2017, $125.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the three months ended March 31, 2017 and the year ended December 31, 2016 was 4.0% and 3.6%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrue interest at LIBOR plus 2.95%. In addition, we pay a monthly fee that varies from zero to 0.25% of the unused commitment, depending upon the principal amounts outstanding. The CitiBank Facility may be used for the acquisition, financing, and renovation of properties and other general purposes and it matures in June 2017 (see Note 16. Subsequent Events), subject to an extension option through February 2018. Availability under the CitiBank Facility is limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO.  In March 2017, we elected to voluntarily reduce borrowing availability under the CitiBank Facility from $300.0 million to $125.0 million.  As of March 31, 2017 and December 31, 2016, zero and $108.5 million, respectively, was outstanding on the CitiBank Facility and $125.0 million and $191.5 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations.  The CitiBank Facility includes an accordion feature that may allow us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the three months ended March 31, 2017 and the year ended December 31, 2016 was 3.7% and 3.4%, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

All amounts outstanding under each of the JPMorgan Facility and the CitiBank Facility (together, the “Senior SFR Facilities”) are collateralized by the equity interests in certain of our property owning subsidiaries, or pledged subsidiaries. The pledged subsidiaries are separate legal entities, but continue to be reported in our condensed consolidated financial statements. As long as the Senior SFR Facilities are outstanding, the assets of each pledged subsidiary are not available to satisfy debts and obligations of the pledged subsidiaries other than those of the Senior SFR Facility to which it is pledged and may not be available to satisfy its own debts and obligations or those of any affiliate unless expressly permitted under the applicable loan agreements and the pledged subsidiary’s governing documents.

The Senior SFR Facilities contain certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels, as defined in the respective credit agreements. As of March 31, 2017, the entities subject to these covenants were in compliance.

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

Master Repurchase Agreement

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement was used to finance the acquired pools of NPLs secured by residential real property held by Prime.  During the first quarter of 2017, we repaid the outstanding balance and terminated the repurchase agreement.

As of December 31, 2016, the outstanding balance on this facility was approximately $19.3 million and is included in liabilities related to assets held for sale (see Note 14. Discontinued Operations) on our condensed consolidated balance sheets.

Convertible Senior Notes

In July 2014, SWAY issued $230.0 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year. The 2019 Convertible Notes will mature on July 1, 2019.

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”).  Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year. The 2017 Convertible Notes will mature on October 15, 2017.

In January 2017, we issued $345.0 million in aggregate principal amount of our 3.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes” and together with the 2017 Convertible Notes and the 2019 Convertible Notes, the “Convertible Senior Notes”).  Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15 and July 15 of each year. The 2022 Convertible Notes will mature on January 15, 2022.We used the net proceeds to repurchase, in privately negotiated transactions, most of the 2017 Convertible Notes and to reduce outstanding borrowings under our Senior SFR Facilities.  The repurchased 2017 Convertible Notes were cancelled in accordance with the terms of the indenture and a loss of $7.2 million has been recorded in loss on extinguishment of debt on our condensed consolidated statements of operations.

The following tables summarize the terms of the Convertible Senior Notes outstanding as of March 31, 2017 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$3,602	4.50%	9.22%	33.6374	10/15/17	0.54 years
2019 Convertible Notes	$230,000	3.00%	11.06%	32.0850	7/1/19	2.25 years
2022 Convertible Notes	$345,000	3.50%	5.28%	27.1186	1/15/22	4.80 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

March 31,
2017
Total principal	$578,602
Net unamortized fair value adjustment	(53,646)
Deferred financing costs, net	(8,463)
Carrying amount of debt components	$516,493

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability recorded.
(2)

We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at March 31, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. None of the Convertible Senior Notes met the criteria for conversion as of March 31, 2017.

Terms of Conversion

As of March 31, 2017, the conversion rate applicable to the 2017 Convertible Notes was 33.6374 common shares per $1,000 principal amount of the 2017 Convertible Notes (equivalent to a conversion price of approximately $29.73 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders may convert the 2017 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of October 14, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”).  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of March 31, 2017, the conversion rate applicable to the 2019 Convertible Notes was 32.0850 common shares per $1,000 principal amount of the 2019 Convertible Notes (equivalent to a conversion price of approximately $31.17 per common share). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement dated as of July 7, 2014, between us and the Convertible Notes Trustee.  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of March 31, 2017, the conversion rate applicable to the 2022 Convertible Notes was 27.1186 common shares per $1,000 principal amount of the 2022 Convertible Notes (equivalent to a conversion price of approximately $36.88 per common share). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 4, 2017, between us and the Convertible Notes Trustee.  On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

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

Mortgage Loans

We, CAH and SWAY have completed multiple mortgage loans transactions, each of which involved the issuance and sale in a private offering of SFR pass-through certificates (“Certificates”) issued by a trust (a “Trust”) established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of single-family homes operated as rental properties (“Properties”) contributed to a newly-formed special purpose entity (“SPE”) indirectly owned by us.

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

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into five to seven components, each of which corresponds to one class of Certificates which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		March 31,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2017	2016
CAH 2014-1	April 2014	May 2019	1.71%	(2)	$489,267	$491,140
CAH 2014-2	June 2014	July 2019	1.75%		546,685	548,503
CAH 2015-1	June 2015	July 2020	1.87%		669,526	672,054
CSH 2016-1	June 2016	July 2021	2.31%		535,187	535,474
CSH 2016-2	November 2016	December 2021	1.85%		610,585	610,585
SWAY 2014(3)	December 2014	January 2020	2.37%		522,467	525,401
					3,373,717	3,383,157
Deferred financing costs, net					(43,150)	(46,387)
Unamortized discount					(3,193)	(3,529)
Carrying value					$3,327,374	$3,333,241

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.
(3)	See Note 16. Subsequent Events.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

expenses, asset management fees, and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Lender.

We evaluated the accounting for the mortgage loan transactions under ASC 860, Transfers and Servicing. Specifically, we considered ASC 860-10-40-4 in determining whether each Depositor had surrendered control over the Loan as part of transferring it to the mortgage loan trustee. In this evaluation, we first considered and concluded that the transferee (i.e., trustee), which is a fully separate and independent entity, over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan.  Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

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

We have also evaluated the purchased Class F and Class G certificates (the “Retained Certificates”) as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the homes placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at March 31, 2017 and December 31, 2016, in the accompanying condensed consolidated balance sheets.  Separately, the $141.1 million of purchased Retained Certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 11. Derivatives and Hedging for the details of our derivative financial instruments.

Total Borrowings

As of March 31, 2017, we had total outstanding borrowings of $4.0 billion, of which the total amount related to mortgage loans were $3.4 billion and the total amount related to the Convertible Senior Notes was $578.6 million. As of March 31, 2017, we had approximately $54.9 million in net deferred financing costs, which we amortize using the effective interest rate method. As of March 31, 2017, we were in compliance with all of our debt covenant requirements.

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Gross interest cost	$39,271	$37,665
Capitalized interest	(272)	(208)
Interest expense	$38,999	$37,457

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

The following table summarizes the contractual maturities of our debt as of March 31, 2017; maturity dates assume exercise of optional extension terms of mortgage loans (in thousands):

	Remaining
	2017	2018	2019	2020	2021	After 2021	Total
Senior credit facilities	$—	$—	$—	$—	$—	$—	$—
Mortgage loans	3,313	4,419	1,028,219	1,191,994	1,145,772	—	3,373,717
Convertible Senior Notes	3,602	—	230,000	—	—	345,000	578,602
Total	$6,915	$4,419	$1,258,219	$1,191,994	$1,145,772	$345,000	$3,952,319

Note 7. Net Loss per Share

As of the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to common shareholders. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2017	2016
Numerator:
Net loss from continuing operations	$(11,974)	$(36,548)
Less: Net loss from continuing operations attributable to the non-controlling interests	675	2,214
Net loss from continuing operations attributable to common shareholders	(11,299)	(34,334)
Income (loss) from discontinued operations, net	(46)	(10,501)
Less: Net income (loss) from discontinued operations attributable to the non-controlling interests	3	636
Net income (loss) from discontinued operations attributable to common shareholders	(43)	(9,865)
Net loss attributable to common shareholders	$(11,342)	$(44,199)
Denominator:
Basic and diluted weighted-average shares outstanding	104,593,904	102,066,754
Earnings (loss) per share:
Net loss from continuing operations	$(0.11)	$(0.36)
Less: Net loss from continuing operations attributable to the non-controlling interests	0.01	0.02
Net loss from continuing operations attributable to common shareholders	(0.11)	(0.34)
Income (loss) from discontinued operations, net	—	(0.10)
Less: Net income (loss) from discontinued operations attributable to the non-controlling interests	—	0.01
Net income (loss) from discontinued operations attributable to common shareholders	—	(0.09)
Net loss attributable to common shareholders	$(0.11)	$(0.43)

The dilutive effect of outstanding RSUs is calculated using the treasury stock method, which includes consideration of share-based compensation required by GAAP.

As we reported a net loss for the three months ended March 31, 2017 and 2016, both basic and diluted net loss per share are the same. For the three months ended March 31, 2017 and 2016, the dilutive effect of 0.8 million and 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, as the RSUs do not participate in losses. For the three months ended March 31, 2017 and 2016, the potential common shares contingently issuable upon the conversion of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

Convertible Senior Notes were also excluded from the computation of diluted net loss per share as they were not convertible as of the end of the period and we have the intent and ability to settle the obligation in cash. For the three months ended March 31, 2017 and 2016, the potential common shares issuable upon the redemption of 5.9 million and 6.4 million OP Units were excluded from the computation of diluted net loss per share.

Note 8. Shareholders’ Equity

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

Under the Equity Plan, during the three months ended March 31, 2017, we granted 405,829 RSUs to certain employees, which vest over three years, 118,151 RSUs vested and 2,278 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the three months ended March 31, 2017, 3,066 restricted shares were granted to non-executive members of our board of trustees in lieu of trustee fees with an aggregate grant value of approximately $0.1 million, 18,410 shares vested and no shares were forfeited.

We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible grantees and entitle the grantee to receive common shares at the end of a vesting period. Included in the RSUs granted in the current period are 164,817 performance-based RSUs granted to our senior executives, the payment of which is subject to performance and market vesting (“Performance Shares”).  The number of common shares, if any, deliverable to award recipients depends on our performance during the three-year period (the “Performance Period”) that commenced on January 1, 2017 and that ends on December 31, 2019.  Performance for (1) one-third of the Performance Shares will be based on our aggregate three-year Same Store Core NOI absolute growth (as defined in the applicable award agreements) during the Performance Period, (2) one-third of the Performance Shares will be based on our total shareholder return during the Performance Period (the “Shareholder Return”) as compared to the return on the SNL US REIT Multifamily Index during the Performance Period and (3) one-third of the Performance Shares will be based on the Shareholder Return. The number of RSUs granted, for accounting purposes, assumes achievement of 100% of each of the three measurement criteria. The minimum number of RSUs that could be earned pursuant to the Performance Shares, upon achievement of the threshold criteria, is 41,190 and the maximum number of RSUs that could be earned pursuant to the Performance Shares is 288,450.

After giving effect to activity described above and summarized in the table below, as of March 31, 2017, we have 761,973 and 123,949 shares available for grant March 31, 2017, for the Equity Plan and Non-Executive Trustee Share Plan, respectively.  In May 2017, our shareholders will vote on an amendment to the Equity Plan to (i) increase the number of our common shares available to be awarded under the Equity Plan by 2,500,000 and (ii) change the name of the Equity Plan to the Colony Starwood Homes Equity Plan.

The following table summarizes our RSUs and restricted share awards activity during the three months ended March 31, 2017:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date	Restricted	Grant date		Grant date
	Units	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2016	472,662	$24.34	15,344	$22.81	488,006	$24.29
Granted	405,829	$30.71	3,066	$33.67	408,895	$30.73
Vested	(118,151)	$24.34	(18,410)	$24.62	(136,561)	$24.38
Forfeited	(2,278)	$30.71	—	$—	(2,278)	$30.71
Nonvested shares, March 31, 2017	758,062	$27.73	—	$—	758,062	$27.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

During the three months ended March 31, 2017 and 2016, we recorded $1.6 million and $0.4 million of share-based compensation expense in our condensed consolidated statements of operations. As of March 31, 2017, $20.3 million of total unrecognized compensation cost related to unvested RSUs and restricted shares is expected to be recognized over a weighted-average period of 2.9 years.

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

In March 2017, we completed a registered underwritten public offering of 23,088,424 of our common shares.  We sold 11,105,465 common shares and certain selling shareholders sold 11,982,959 common shares.  The selling shareholders included affiliates of Colony NorthStar and Starwood Capital Group.  The resulting net proceeds to us from the offering were approximately $348.8 million, after deducting the underwriting discount and other expenses payable by us. We contributed the net proceeds from the offering to our operating partnership in exchange for OP Units. Our operating partnership intends to use the net proceeds from the offering to fund identified and potential future acquisitions, to repay amounts outstanding under one of its credit facilities and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

Concurrent with the close of the offering, Starwood Capital Group exchanged 476,891 OP Units for the same number of our common shares.  The effect of this redemption on additional paid-in capital in the condensed consolidated balance sheet is as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net loss attributable to common shareholders	$(11,342)	$(44,199)
Transfers from the noncontrolling interest:	—
Increase in additional paid-in capital for exchange of OP Units for common shares	15,629	—
Change from net loss attributable to Colony Starwood Homes shareholders and transfer from the noncontrolling interest	$4,287	$(44,199)

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). Under the 2015 Program, we may repurchase up to $250.0 million of our outstanding common shares through May 6, 2017. During the three months ended March 31, 2017, we did not repurchase any of our common shares. As of March 31, 2017, up to $197.2 million could have been purchased under the program.

The following table summarizes our dividends from January 1, 2016 through March 31, 2017:

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

Note 9. Related-Party Transactions

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended March 31, 2017 and 2016, we earned management fees of approximately $0.7 million and $0.7 million, respectively. Management fees earned

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earn fees and are reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. These fees and reimbursed expenses are included in other income in the accompanying condensed consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the three months ended March 31, 2017 and 2016, management fees and expense reimbursements under this agreement totaled approximately $2.0 million and $2.2 million, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.

Note 10. Fair Value Measurements

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

Our interest rate derivative contracts are recorded at fair value on a recurring basis and are classified in Level II. See Note 11. Derivatives and Hedging.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. See Note 2. Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate.

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended
	March 31,
Residential real estate held for sale (Level III)	2017	2016
Pre-impairment carrying amount	$4,445	$312
Impairment of real estate assets	(443)	(30)
Fair value	$4,002	$282

For a summary of our real estate activity during the three months ended March 31, 2017, refer to Note 3. Single-Family Real Estate Investments.

We have not elected the fair value option for any of our financial instruments. Fair values of cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits approximate carrying values due to their short-term nature.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

The following table presents the fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheets (in thousands):

		March 31, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets carried at historical cost on the condensed consolidated balance sheet
Non-performing loans (Note 14)	Level III	$3,224	$3,224	$5,837	$5,837
Asset-backed securitization certificates	Level III	141,103	141,103	141,103	141,103
Total		$144,327	$144,327	$146,940	$146,940
Liabilities carried at historical cost on the condensed consolidated balance sheet
Secured credit facilities	Level III	$—	$—	$108,501	$108,501
Master repurchase facility (Note 14)	Level III	—	—	19,286	19,286
Mortgage loans(1)	Level III	3,373,717	3,373,717	3,383,157	3,383,157
Convertible senior notes(2)	Level III	516,493	545,236	356,983	397,484
Total		$3,890,210	$3,918,953	$3,867,927	$3,908,428

(1)	The carrying values of the mortgage loans exclude deferred financing costs and unamortized discounts.
(2)	The carrying values of the convertible senior notes is presented net of deferred financing costs and unamortized discounts.

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

Note 11. Derivatives and Hedging

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

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed Loans (see Note 6. Debt). Some of these interest rate caps were designated as cash flow hedges. As of March 31, 2017, we only have one interest rate cap designated as a cash flow hedge with a strike rate on one-month LIBOR of 2.08% that expires in May 2017.

In February 2016, we de-designated three of our interest rate caps, resulting in reclassifications from accumulated other comprehensive income to earnings of $0.2 million and $36,000 for the three months ended March 31, 2017 and 2016, respectively. During the next 12 months, we estimate that an additional $0.4 million will be reclassified from accumulated comprehensive income to earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

We entered into interest rate caps and interest rate swap contracts that effectively convert $3.4 billion of floating rate debt to fixed rate debt.  The table below summarizes our interest rate swap contracts as of March 31, 2017 (dollars in thousands):

Counterparty	Notional Amount	Effective Date	Maturity Date	Strike Rate	Index
JPMorgan	$800,000	March 15, 2017	March 15, 2018	0.85200%	One-month LIBOR
JPMorgan	800,000	March 15, 2018	March 15, 2019	1.09800%	One-month LIBOR
Morgan Stanley	800,000	March 15, 2017	March 15, 2018	0.80450%	One-month LIBOR
Morgan Stanley	800,000	March 15, 2018	March 15, 2019	1.05500%	One-month LIBOR
JPMorgan	450,000	June 7, 2016	July 15, 2017	0.67050%	One-month LIBOR
JPMorgan	450,000	July 15, 2017	July 15, 2018	0.93250%	One-month LIBOR
JPMorgan	450,000	July 15, 2018	July 15, 2019	1.11750%	One-month LIBOR
JPMorgan	450,000	July 15, 2019	July 15, 2020	1.29850%	One-month LIBOR
JPMorgan	450,000	July 15, 2020	July 15, 2021	1.47250%	One-month LIBOR
JPMorgan	550,000	January 15, 2017	January 15, 2018	1.04050%	One-month LIBOR
JPMorgan	550,000	January 15, 2018	January 15, 2019	1.57650%	One-month LIBOR
JPMorgan	550,000	January 15, 2019	January 15, 2020	1.92850%	One-month LIBOR
JPMorgan	550,000	January 15, 2020	January 15, 2021	2.12950%	One-month LIBOR
JPMorgan	550,000	January 15, 2021	July 15, 2021	2.23250%	One-month LIBOR
Goldman Sachs	800,000	March 15, 2019	March 15, 2022	2.20625%	One-month LIBOR

In connection with certain interest rate swap contracts, we posted cash collateral with the counterparty, which amounted to $11.7 million as of March 31, 2017.

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting are recorded in other comprehensive income (loss), resulting in unrealized gains of $4.9 million and unrealized losses of $2.4 million for the three months ended March 31, 2017 and 2016, respectively. In addition, reclassifications from other comprehensive income (loss), including amounts resulting from the de-designation of interest rate caps, totaled $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

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

We are party to a number of interest rate caps that are not designated as accounting hedges.  For the three months ended March 31, 2017 and 2016, unrealized losses of $0.1 million and $0.3 million, respectively, are included in other loss, net in the accompanying condensed consolidated statements of operations for our non-designated interest rate cap hedges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	March 31, 2017				December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$439,162	$—	$—	$—	$440,292	$—	$—	$—
Interest rate swaps	2,600,000	30,288	800,000	87	2,050,000	25,708	—	—
Total derivatives designated as hedging instruments	3,039,162	30,288	800,000	87	2,490,292	25,708	—	—
Derivatives not designated as hedging instruments:
Interest rate caps	3,142,709	10	—	—	3,448,671	64	—	—
Total derivatives not designated as hedging instruments	3,142,709	10	—	—	3,448,671	64	—	—
Total	$6,181,871	$30,298	$800,000	$87	$5,938,963	$25,772	$—	$—

Note 12. Income Taxes

Our TRSs are subject to corporate level federal, state and local income taxes. The following is a summary of our income tax expense:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Current
Federal	$—	$75
State	157	170
Total current tax expense	157	245
Deferred
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Total income tax expense	$157	$245

Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate. As of March 31, 2017 and December 31, 2016, we had no deferred tax assets or liabilities.

Note 13. Defined Contribution Plans

We maintain a 401(k) retirement savings plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain maximum amounts specified in the Code. We make matching contributions in amounts equal to 50.0% of the employee’s contribution to the plan, up to a maximum of 6.0% of contributed compensation. Additional discretionary contributions in an amount to be determined by our board of trustees may also be made for each plan year. For the three months ended March 31, 2017 and 2016, our expense to the plan was $0.3 million and $0.3 million, respectively.

Note 14. Discontinued Operations

We account for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results may be presented as discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets which meet the held-for-sale criteria as of March 31, 2017 and December 31, 2016 are classified as real estate assets held for sale, net in the accompanying condensed consolidated balance sheets.

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

The following table summarizes transactions resulting in income and expense within our NPL business for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Realized gain on non-performing loans	$132	$1,259
Realized gain on loan conversions	694	337
Net gain on sales of real estate and other income and expenses, net	1,052	—
Interest expense	(45)	(1,903)
Non-performing loan management fees and expenses	(1,879)	(10,194)
Loss from discontinued operations, net	$(46)	$(10,501)

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of March 31, 2017. The following table summarizes the components of such assets and related liabilities as of March 31, 2017 and December 31, 2016:

	As of	As of
(in thousands)	March 31, 2017	December 31, 2016
Non-performing loans	$3,224	$5,837
Real estate properties, net	31,725	54,113
Other assets	15,529	16,920
Assets held for sale	$50,478	$76,870

Master repurchase facility	$—	$19,286
Accounts payable and other liabilities	6,005	6,209
Liabilities related to assets held for sale	$6,005	$25,495

Note 15. Commitments and Contingencies

Purchase Commitments

As of March 31, 2017, we had executed multiple agreements to purchase a total of 323 homes for an aggregate purchase price of $81.4 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

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

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually or in the aggregate will have a material adverse effect on our business, financial position or results of operations.

Note 16. Subsequent Events

Dividend Declaration

On May 3, 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on July 14, 2017 to shareholders of record at the close of business on June 30, 2017.

Acquisition and Disposition of Homes

Subsequent to March 31, 2017, we have continued to purchase and sell homes in the normal course of business. For the period from April 1, 2017 through April 30, 2017, we purchased 120 homes with an aggregate acquisition cost of approximately $25.9 million. For the period from April 1, 2017 through April 30, 2017, we sold 42 homes with a gross aggregate selling price of $8.6 million.

Mortgage Loan Principal Payments

In April and May 2017, we voluntarily made principal reduction payments on our SWAY 2014 mortgage loan. The aggregate amount of these principal reduction payments was $300.0 million.

New Credit Facility

In April 2017, our operating partnership entered into a new credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”), JPMorgan, as administrative agent and the other parties thereto. The Credit Agreement provides for a $675.0 million senior secured revolving credit facility (the “Facility”), which will mature on April 27, 2020, with a one-year extension option subject to certain conditions.

The Credit Agreement includes an accordion feature to increase the size of the Facility to up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. The obligations under the Facility are guaranteed by us and certain Material Subsidiaries (as defined in the Credit Agreement) (the “Subsidiary Guarantors” and, together with the Borrower and the Company, the “Loan Parties”).  The Facility is secured by pledges of equity interests in the operating partnership and Subsidiary Guarantors owned by Loan Parties.  Such pledges will be released, and the Subsidiary Guarantors will be released from their guarantees if the Company obtains a credit rate of either (a) BBB- or higher from Standard and Poors Rating Services or (b) Baa3 or higher from Moody’s Investors Service, Inc., or if certain other customary release events occur.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(Unaudited)

The Facility replaced our two then-existing secured revolving credit facilities, the JPMorgan Facility and the CitiBank Facility, which were terminated concurrently with the creation of the Facility. The operating partnership intends to use the funds available under the Facility for acquisitions, ongoing working capital requirements and general corporate purposes, including debt refinancing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in Item 1A. Risk Factors included in our Annual Report on Form 10-K, as well as the factors described in this section.

On September 21, 2015, we and CAH announced the signing of the Merger Agreement, to combine the two companies in the Merger.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis (see Item 1. Financial Statements (Unaudited) - Note 8. Shareholders’ Equity). Subsequent to the Internalization and the Merger, we own all material assets and intellectual property rights of the Manager.

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

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long term through dividends and capital appreciation. Our primary strategy is to acquire SFR homes through a variety of channels, renovate these homes to the extent necessary and lease them to qualified residents. We measure homes by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing homes by acquiring, owning, renovating and managing homes that we believe will generate substantial current rental revenue, which we expect to grow over time.

When pursuing home acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual home acquisition opportunities through a number of sources including multiple-listing services listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of homes from other SFR companies, government sponsored enterprises, private investors, banks, mortgage servicers and other financial institutions. We also have acquired, and expect to continue to acquire, newly constructed homes through build-to-rent arrangements with home builders.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 95.0% of the outstanding OP Units as of March 31, 2017.

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Item 1. Financial Statements (Unaudited) - Note 14. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as rental pool assets (“Rental Pool Assets”) upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our Portfolio

As of March 31, 2017, our SFR portfolio consisted of 31,796 owned homes, including 31,318 rental homes and 478 homes that we do not intend to hold for the long term. As of March 31, 2017, approximately 95.1% of our rental homes were occupied and approximately 96.1% of our stabilized rental homes were occupied. Approximately 88.9% of our rental homes are located in our top ten markets.

The following table provides a summary of our portfolio of SFRs as of March 31, 2017:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Homes(1)	Homes	Homes(2)(3)	Occupancy	Occupancy	Per Home(4)	Per Home	(in millions)	feet)	(years)	Purchased(5)	Home(6)
Atlanta	5,530	8	5,538	96.5%	96.3%	$128,750	$147,114	$815	2,007	23	2014	$1,322
Tampa	3,706	—	3,706	95.6%	95.6%	$156,351	$180,106	$667	1,717	29	2014	$1,489
Miami	3,648	3	3,651	95.6%	95.5%	$208,307	$227,520	$830	1,726	40	2015	$1,836
Southern California	2,756	3	2,759	97.2%	97.1%	$274,493	$310,304	$850	1,715	41	2013	$2,082
Houston	2,677	—	2,677	96.3%	96.3%	$152,844	$157,432	$421	1,945	21	2015	$1,511
Dallas	2,113	13	2,126	95.4%	94.8%	$180,830	$188,639	$401	2,114	22	2015	$1,666
Denver	2,043	31	2,074	94.7%	93.3%	$209,990	$229,066	$474	1,770	36	2015	$1,785
Orlando	1,938	—	1,938	97.1%	97.1%	$141,827	$168,478	$327	1,727	31	2014	$1,421
Las Vegas	1,717	6	1,723	96.8%	96.5%	$187,888	$204,656	$353	2,031	18	2013	$1,432
Phoenix	1,618	38	1,656	96.5%	94.3%	$146,822	$162,003	$268	1,721	26	2014	$1,219
Charlotte-Raleigh	1,090	128	1,218	94.9%	84.9%	$198,888	$218,933	$266	2,357	18	2015	$1,783
Northern California	967	—	967	97.0%	97.0%	$240,177	$259,541	$250	1,409	49	2014	$1,901
Nashville	352	88	440	95.7%	76.6%	$269,531	$283,869	$125	2,367	11	2016	$2,001
Other Markets	845	—	845	94.8%	94.8%	$158,928	$163,899	$137	1,586	39	2016	$1,797
Total / Average	31,000	318	31,318	96.1%	95.1%	$179,013	$197,728	$6,184	1,858	29	2014	$1,593

(1)

We define stabilized homes as homes from the first day of initial occupancy or subsequent occupancy after a renovation. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to major renovation during the home life cycle.

(2)	Excludes 478 homes that we do not intend to hold for the long-term.
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

Similarly, the time to market and lease a home will be driven by local demand, our marketing techniques and the supply of homes in the market. We utilize a fully integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. We showcase our available homes on our website, which is integrated with our proprietary platform to ensure that available homes are marketed from the moment they are rent-ready. Leads are funneled to our internal leasing teams who work to qualify the leads and identify potential residents. Our lead scoring system is used to efficiently cultivate, prioritize and qualify leads. We maintain a centralized call center in Scottsdale and regional staff in several other markets. Market-specific factors, including our residents’ finances, the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our target markets with respect to these metrics or others could adversely impact our rental income.

As of March 31, 2017, the 31,000 homes we owned in our stabilized home portfolio were approximately 96.1% occupied. As of December 31, 2016, the 30,653 homes we owned in our stabilized home portfolio were approximately 95.6% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel and other costs incurred in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.5 million and $0.2 million of such personnel costs for the three months ended March 31, 2017 and 2016, respectively, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $1.9 million and $1.8 million of certain personnel costs, which were capitalized for the three months ended March 31, 2017 and 2016, respectively.

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

Property-Related Expenses

Once we acquire and renovate a home, we have ongoing property-related expenses, including HOA fees (when applicable), taxes, insurance, ongoing costs to maintain the home and expenses associated with resident turnover. Certain of these expenses are not under our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate additional volume discounts with third-party service providers and vendors.

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

NPL Business-Related Expenses

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which owns all of our NPLs. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to homes; (2) acquiring homes through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling homes. Prime has contributed less than 1.26% of the cash equity to the joint venture and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and homes as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and homes not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all remaining homes converted from loans through the joint venture. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and homes we originally designated as Rental Pool Assets upon disposition or resolution of such assets. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition and Prime earns additional incentive fees related to such dispositions.

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

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. We believe that our accounting policies regarding investments in real estate and goodwill are the most critical in understanding the judgments involved in the preparation of our financial statements. Our financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision become known. Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data—Note 2. Basis of Presentation and Significant Accounting Policies in our Annual Report on Form 10-K filed on February 28, 2017.

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

Growth of Investment Portfolio

During the three months ended March 31, 2017, we increased our home portfolio by 112 homes, net of sales activities. The table below summarizes our SFR portfolio holdings as of March 31, 2017 and December 31, 2016.

	As of	As of
	March 31,	December 31,
(dollar amounts in thousands)	2017	2016
Total SFR portfolio homes	31,796	31,684

Cost basis of acquired homes(1)	$6,231,211	$6,144,008

(1)

Excludes accumulated depreciation related to investments in real estate as of March 31, 2017 and December 31, 2016 of $412.0 million and $370.4 million, respectively, and accumulated depreciation on real estate assets held for sale as of March 31, 2017 and December 31, 2016 of $2.7 million and $1.9 million, respectively.

Recent Developments

Developments during the first quarter of 2017:

•	In January 2017, we issued $345.0 million aggregate principal amount of our 2022 Convertible Notes.
•	In February 2017, our board of trustees appointed Renee Lewis Glover as one of our independent trustees.
•

In February 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $26.3 million, was made on April 14, 2017 to shareholders of record at the close of business on March 31, 2017.

•	In March 2017, we completed a registered underwritten public offering resulting in net proceeds of $348.8 million.
•	In March 2017, our board of trustees appointed Frederick C. Tuomi, our Chief Executive Officer, as one of our trustees.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited)—Note 16. Subsequent Events for disclosure regarding significant transactions that occurred subsequent to March 31, 2017.

Results of Operations

The main components of our net loss of $11.3 million for the three months ended March 31, 2017, as compared to our net loss of $44.2 million for the three months ended March 31, 2016, were as follows:

Revenues

	Three Months Ended March 31,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Rental income	$141,095	$130,452	$10,643	8%
Other property income	7,171	4,924	2,247	46%
Other income	2,774	2,890	(116)	-4%
Total revenues	$151,040	$138,266	$12,774	9%

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

For the three months ended March 31, 2017, we experienced an increase in total revenues of 9%, as compared to the same period in 2016. The increase is primarily due to an increase in rental revenues which is primarily attributable to an increase in our average monthly rent and to an increase in the number of leased homes. Other property income includes tenant charge backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and the operation and management of the assets of private funds.

Expenses

	Three Months Ended March 31,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Property operating and maintenance	$18,946	$16,738	$2,208	13%
Real estate taxes, insurance and HOA costs	28,299	27,319	980	4%
Property management	9,650	10,016	(366)	-4%
Interest expense	38,999	37,457	1,542	4%
Depreciation and amortization	46,185	43,630	2,555	6%
Impairment of real estate assets	443	30	413	1377%
Share-based compensation	1,561	387	1,174	303%
General and administrative	10,840	16,366	(5,526)	-34%
Merger and transaction-related	—	23,482	(23,482)	-100%
Total expenses	$154,923	$175,425	$(20,502)	-12%

For the three months ended March 31, 2017, we experienced a decrease in total expenses of 12%, as compared to the same period in 2016. Relative to total revenues, total expenses decreased to 103% for the three months ended March 31, 2017, from 127% for the corresponding period in 2016. This reduction in rate of expenditures, as further discussed below, is primarily attributable to improvements in efficiency, as further discussed below, which are primarily driven by economies of scale and improvements in business processes and a reduction in merger and transaction-related expenses incurred during 2016, resulting from the Internalization and Merger.

Property Operating and Maintenance

Included in property operating and maintenance expenses are utilities and landscape maintenance, repairs and maintenance on leased properties, third-party management fees, bad debt and expenses associated with resident turnover in vacancy periods between lease dates. During the three months ended March 31, 2017, property operating and maintenance expense increased by $2.2 million from the same period in 2016 resulting from increases related to the growth in the size of our portfolio of leased and unleased homes. Relative to rental and other property revenues, property operating and maintenance expenses increased to 13%, for the three months ended March 31, 2017, from 12%, for the three months ended March 31, 2016. We expect to recognize improvements in property operating expense efficiency, primarily due to growth in the size of our home portfolio.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three months ended March 31, 2017, real estate taxes, insurance and HOA costs increased $1.0 million, as compared to the same period in 2016. This increase was primarily attributable to growth in the size of our portfolio of homes that are rent ready, as well as increased value assessments from taxation authorities. We expect these expenses to continue to grow, primarily due to continued growth in the size of our home portfolio and increased assessed values of our properties due to home price appreciation.

Property Management

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three months ended March 31, 2017, property management expenses decreased $0.4 million, as compared to the same period in 2016. This decrease was primarily attributable to improvements in business processes and is offset in part by increases resulting from growth in the size of our portfolio of homes and we expect these expenses to continue to increase with growth in the size of our portfolio.

Interest Expense

Interest expense increased by $1.5 million, during the three months ended March 31, 2017 as compared to the same period in 2016, primarily resulting from our aggregate borrowings of $4.0 billion and higher average debt balances. Our aggregate borrowings totaled $3.9 billion as of December 31, 2016. As described in Note 6. Debt, in January 2017, we issued $345.0 million aggregate principle amount of our 2022 Convertible Notes and used the net cash proceeds primarily to repurchase certain of our 2017 Convertible Notes and to pay down a portion of the outstanding balances under our secured credit facilities. Interest expense will fluctuate in future periods primarily as a result of changes in the amount of our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization includes depreciation on real estate assets placed in service and amortization of deferred leasing costs. During the three months ended March 31, 2017, depreciation and amortization increased by $2.6 million, as compared to 2016, primarily as a result of the increased number of in-service SFR properties in our portfolio. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our SFR portfolio.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three months ended March 31, 2017 there was an increase of $0.4 million of impairment expense as compared to the same period in 2016. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited) - Note 8. Shareholders’ Equity, SWAY adopted the Equity Plan and the Non-Executive Trustee Share Plan in January 2014. Grants issued under these plans prior to the Merger fully vested as a result of the Merger and had no impact on share-based compensation expense during 2017 or 2016.

Grants issued under these plans for the three months ended March 31, 2017 resulted in an increase of $1.2 million of share-based compensation expense as compared to the same period in 2016. As of March 31, 2017, $20.3 million of total unrecognized compensation cost related to unvested RSUs, Performance Shares and restricted shares is expected to be recognized over a weighted-average period of 2.9 years as compared to $9.3 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2016. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants, changes in the price of our common shares and changes in estimated forfeiture rates.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees. During the three months ended March 31, 2017, general and administrative expense decreased by $5.5 million, as compared to the three months ended March 31, 2016, primarily as a result of decreased headcount related to the elimination of redundant headcount resulting from the Merger and by improvements in efficiency primarily attributable to economies of scale.

Merger and Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees, severance costs and other expenses incurred in connection with the Internalization and Merger.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with internalization and merger transactions. During the three months ended March 31, 2017, such costs related to the Internalization and Merger decreased $23.5 million, as compared to the corresponding period of 2016. Although we may incur additional merger and transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to 2016.

Other Income (Expense)

Other income and expense consists primarily of activities related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments, losses related to extinguishment of debt and losses related to insurance claims. During the three months ended March 31, 2017, these activities resulted in net expense of $7.9 million, compared to net income of $0.9 million during the same period in 2016. The change in 2017 as compared to 2016 is primarily attributable to a $7.2 million loss resulting from the repurchase of the 2017 Convertible Notes in January 2017. There were no such losses recorded in the three months ended March 31, 2016.

Discontinued Operations

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly owned with Prime. As discussed in Item 1. Financial Statements (Unaudited) - Note 14. Discontinued Operations, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities were losses of $46,000 and $10.5 million for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of March 31, 2017 and December 31, 2016 included cash and cash equivalents of $430.9 million and $109.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

In addition, we expect to continue our exit from our NPL business. Under our joint venture agreement with Prime, we are expecting to sell all of the joint venture’s remaining assets, which in aggregate totaled approximately $50.5 million as of March 31, 2017, by mid-2017. Accordingly, we have reclassified this activity to discontinued operations (see Item 1. Financial Statements (Unaudited) -  Note 14. Discontinued Operations.)

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The table below reflects our dividends declared in 2016 and the three months ended March 31, 2017. Any future distributions payable are indeterminable at this time except as disclosed in Note 16. Subsequent Events.

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

Capital Resources

As of March 31, 2017, we have completed the following debt and equity transactions (for further disclosure, see Item 1. Financial Statements (Unaudited) - Note 6. Debt, Note 8. Shareholders’ Equity and Note 16. Subsequent Events).

Secured Credit Facilities

JPMorgan

We were party to the JPMorgan Facility until April 27, 2017, when we terminated the facility in connection with the establishment of a new corporate credit facility. Borrowings under the JPMorgan Facility accrued interest at the three-month LIBOR plus 3.00%. As of March 31, 2017 and December 31, 2016, no balance was outstanding under the JPMorgan Facility. As of March 31, 2017, $125.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. We retained the ability under the credit facility to increase the borrowing capacity up to $800.0 million upon consent of the lenders and the satisfaction of certain conditions.

Under the JPMorgan Facility, we paid a monthly fee no greater than 0.50% of the unused commitment for as long as the maximum commitments were $550.0 million or less. If such maximum commitments were greater than $550.0 million, we paid a monthly fee equal to 0.50% of the unused commitments if the unused commitments were less than 50% of the maximum commitments, and if the unused commitments were greater than 50% of the commitments over $550.0 million, the monthly unused fee was 1.00%. The

JPMorgan Facility was able to be used for the acquisition, financing, and renovation of properties and other general purposes and was set to mature in June 2017. We were able to draw up to 65% of the aggregate value of the eligible homes in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the homes or (b) the original purchase price plus certain renovation and other capitalized costs of the homes. The weighted-average interest rate for the three months ended March 31, 2017 was 4.0%.

CitiBank

In connection with the Merger, we assumed SWAY’s CitiBank Facility until our termination of the facility on April 27, 2017 in connection with the establishment of a new corporate credit facility.  Borrowings under the CitiBank Facility accrued interest at LIBOR plus 2.95%. In addition, we paid a monthly fee that varied from zero to 0.25% of the unused commitment, depending upon the principal amount outstanding. The CitiBank Facility was able to be used for the acquisition, financing, and renovation of properties and other general purposes and it was set to mature in June 2017, subject to an extension option through February 2018, pursuant to an amendment to the CitiBank Facility which we completed in December 2016. Availability under the CitiBank Facility was limited by a formula equal to the lower of 60% of the acquisition cost of a home or 60% of its value (increasing to the lower of 65% of acquisition cost and initial capital expenditures or 70% of its value once a property is stabilized) as such value is established by an independent BPO. In March 2017, we voluntarily elected to reduce borrowing availability under the CitiBank Credit Facility to $125.0 million. As of March 31, 2017 and December 31, 2016, approximately zero and $108.5 million, respectively, was outstanding under the CitiBank Facility and $125.0 million and $191.5 million, respectively, was available for future borrowings subject to certain covenants and other borrowing limitations. The CitiBank Facility included an accordion feature that allowed us to increase availability thereunder by $250.0 million, subject to meeting specified requirements and obtaining additional commitments. The weighted-average interest rate for the three months ended March 31, 2017 was 3.7%.

Master Repurchase Agreement

In connection with the Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement was used to finance the acquired pools of NPLs secured by residential real property by Prime.  During the first quarter of 2017, we repaid the outstanding balance and terminated the agreement.

Convertible Senior Notes

In July 7, 2014, SWAY issued $230.0 million in aggregate principal amount of our 2019 Convertible Notes.  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year at the coupon rate of 3.00%.  The 2019 Convertible Notes will mature on July 1, 2019.

In October 14, 2014, SWAY issued $172.5 million in aggregate principal amount of our 2017 Convertible Notes. Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year at the coupon rate of 4.50%.  The 2017 Convertible Notes will mature on October 15, 2017.

In January and February 2017, we issued $345.0 million in aggregate principal amount of our 2022 Convertible Notes.  Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15 and July 15 of each year at the coupon rate of 3.50%. The 2022 Convertible Notes will mature on January 15, 2022.   We used the net proceeds to repurchase, in privately negotiated transactions, most of the 2017 Convertible Notes and to reduce outstanding borrowings under our secured credit facilities.

Mortgage Loans

We, CAH and SWAY have completed multiple mortgage loan transactions, each of which involved the issuance and sale in a private offering of Certificates issued by a Trust established by the respective companies. The Certificates represent beneficial ownership interests in a loan secured by a portfolio of Properties contributed to a newly-formed SPE Borrower indirectly owned by us.

The assets of each Trust consist primarily of a single componentized promissory note issued by a Borrower, evidencing a Loan. Each Loan has a two- or three-year term with two or three 12-month extension options.  Interest accrues based on LIBOR plus a spread, which on average ranged from 1.71% to 2.37% as of March 31, 2017.

In addition to the Offered Certificates, four of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us.  Additionally, in connection with the mortgage loan transaction completed in June 2016, we retained an interest-bearing Class F certificate. As of March 31, 2017, the aggregate principal balance of our mortgage loans was $3.4 billion.

Interest Rate Caps and Swaps

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate loans and secured credit facilities. See Item 1. Financial Statements (Unaudited) - Note 11. Derivatives and Hedging.

Common Share Offering

On March 7, 2017, we completed a registered underwritten public offering of 23,088,424 of our common shares. We sold 11,105,465 common shares and certain selling shareholders sold 11,982,959 common shares.  The resulting net proceeds to us from the offering were approximately $348.8 million, after deducting the underwriting discount and other estimated expenses payable by us. We intend to use the net proceeds from the offering to fund identified and potential future acquisitions, to repay amounts outstanding under one of its credit facilities and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

New Credit Facility

In April 2017, our operating partnership entered into the Credit Agreement with the Lenders, JPMorgan, as administrative agent and the other parties thereto. The Credit Agreement provides for a $675.0 million senior secured revolving credit facility, which will mature on April 27, 2020, with a one-year extension option subject to certain conditions.

The Credit Agreement includes an accordion feature to increase the size of the Facility to up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. The obligations under the Facility are guaranteed by us and certain Material Subsidiaries (as defined in the Credit Agreement) (the “Subsidiary Guarantors” and, together with the Borrower and the Company, the “Loan Parties”).  The Facility is secured by pledges of equity interests in the operating partnership and Subsidiary Guarantors owned by Loan Parties.  Such pledges will be released, and the Subsidiary Guarantors will be released from their guarantees if the Company obtains a credit rate of either (a) BBB- or higher from Standard and Poors Rating Services or (b) Baa3 or higher from Moody’s Investors Service, Inc., or if certain other customary release events occur.

The Facility replaced our two then-existing secured revolving credit facilities, the JPMorgan Facility and the CitiBank Facility, which were terminated concurrently with the creation of the Facility. The operating partnership intends to use the funds available under the Facility for acquisitions, ongoing working capital requirements and general corporate purposes.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$43,119	$(24,987)
Net cash (used in) provided by investing activities	(62,385)	86,345
Net cash provided by (used in) financing activities	341,095	(24,349)
Net change in cash and cash equivalents	$321,829	$37,009

Our cash flows from operating activities primarily depend upon the occupancy level of our homes, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any home we own begins generating revenue, we must take possession of, renovate, market and lease the home. In the meantime, we also incur both operating and overhead expenses, without corresponding revenue, which contributes to the use of cash in operating activities. Additionally, cash used in operating activities during the three months ended March 31, 2016 included merger and transaction-related expenses totaling $23.5 million. Our net cash flows provided by operations for the periods indicated reflect such activities.

Our net cash used in investing activities is generally used to fund home acquisitions and capital expenditures for the renovation and other capital improvements to our real estate. Net cash used in investing activities was $62.4 million for the three months ended March 31, 2017 due primarily to $87.0 million spent on the acquisition of homes and $25.5 million spent on the renovation of homes and other capital improvements to our real estate, offset in part by $51.7 million of proceeds from the sales of real estate. For the three months ended March 31, 2016, our investing activities produced positive cash flows of $86.3 million due primarily to the net $57.3 million of cash acquired in the Merger and CAH reorganization and $57.7 million in proceeds from the sale of real estate and NPLs.  This was offset in part by $26.8 million spent on the acquisition of homes and capital expenditures.

Our net cash related to financing activities is generally affected by any borrowings and capital activities, net of any dividends and distributions paid to our common shareholders and non-controlling interests. Net cash provided by financing activities was $341.1 million for the three months ended March 31, 2017 primarily as a result of $350.0 million of net proceeds from the sale of our common shares, $336.1 million of net proceeds from the issuance of our 2022 Convertible Notes and $70.2 million of borrowings on our secured credit facilities; offset in part by $198.0 million of payments against our secured credit facilities and master repurchase facility, the repurchase of 2017 Convertible Notes totaling $186.0 million, and $23.8 million used for dividend payments to common shareholders. Net cash used in financing activities totaled $24.3 million during the three months ended March 31, 2016, primarily resulting from $44.6 million used to repurchase our common shares, $11.9 million used for a payment of deferred offering costs that was accelerated by the Merger and $8.7 million of principal payments on our debt, offset in part by $40.3 million of net borrowings under our revolving secured credit facilities.

Recent Accounting Pronouncements

See Item 1. Financial Statements (Unaudited) - Note 2. Basis of Presentation and Significant Accounting Policies for disclosure of recent accounting pronouncements that may have an impact on our condensed consolidated financial statements, their presentation or disclosures.

Off-Balance Sheet Arrangements

We have relationships with entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs, in which we are not the primary beneficiary and therefore none of these such relationships or financial partnerships are consolidated in our operating results. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in these entities. Refer also to Note 6. Debt for further discussion and for discussion of guarantees and/or obligations arising from our financing activities.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of March 31, 2017:

	March 31,
(in millions)	2017	2018	2019	2020	2021	After 2021	Total
Home purchase obligations(1)	$81.4	$—	$—	$—	$—	$—	$81.4
CAH 2014-1 mortgage loan(2)	10.2	13.5	494.1	—	—	—	517.8
CAH 2014-2 mortgage loan(2)	11.2	14.8	552.9	—	—	—	579.0
CAH 2015-1 mortgage loan(2)	14.9	19.8	19.8	677.7	—	—	732.2
SWAY 2014-1 mortgage loan(2)	13.3	17.7	17.7	529.4	—	—	578.1
CSH 2016-1 mortgage loan(2)	13.2	17.6	17.6	17.6	543.1	543.1	1,152.2
CSH 2016-2 mortgage loan(2)	13.0	17.3	17.3	17.3	627.3	627.3	1,319.5
2017 Convertible Senior Notes	3.7	—	—	—	—	—	3.7
2019 Convertible Senior Notes	3.5	6.9	233.5	—	—	—	243.9
2022 Convertible Senior Notes	6.0	12.1	12.1	12.1	12.1	345.0	399.4
	$170.5	$119.8	$1,365.0	$1,254.1	$1,182.5	$1,515.4	$5,607.3

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Maturity dates assumes exercise of optional extension terms.

The table above does not give effect to the subsequent events described in Note 16. Subsequent Events.

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

Management also believes that NAREIT FFO and Core FFO, combined with the required GAAP presentations, are useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. NAREIT FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and are not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO and Core FFO may not be comparable to the NAREIT FFO or Core FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definitions.

The following table sets forth a reconciliation of our net loss attributable to common shareholders as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(11,342)	$(44,199)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	46,116	43,384
Impairment on depreciated real estate investments	443	30
Gain on sales of previously depreciated investments in real estate	(678)	(1,384)
Non-controlling interests	(678)	(2,850)
Loss on discontinued operations, net	46	10,501
Subtotal - NAREIT FFO	33,907	5,482
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and debt discounts, non-cash interest expense from interest rate caps and loss on extinguishment of debt	17,330	8,730
Share-based compensation	1,561	387
Merger and transaction-related expenses	—	23,482
Transitional expenses	—	5,630
Core FFO	$52,798	$43,711

Core FFO per common share	$0.48	$0.40
Dividends declared per common share	$0.22	$0.22
Weighted-average FFO shares and units:
Common shares outstanding	104,593,904	102,066,754
Unvested RSUs	155,214	—
Exchangeable OP Units	6,272,829	6,400,000
Total weighted-average FFO shares and units	111,021,947	108,466,754

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

We currently borrow funds at variable rates using secured financings. As of March 31, 2017, we had $3.2 billion of variable rate debt outstanding, of which $2.6 billion was effectively converted to fixed rate through swap contracts not directly associated with the indebtedness and $3.1 billion was protected by interest rate caps as required by the terms of the indebtedness. The estimated aggregate fair market value of this debt was $3.2 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $6.3 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The chief executive officer and the chief financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in our general information technology controls which are a component of internal controls over financial reporting.

Internal Control over Financial Reporting

As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016, during the fourth quarter of 2016, we identified a material weakness in internal controls over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to our financial reporting processes and system of internal controls over financial reporting and ineffective controls over the validation of the completeness and accuracy of certain data extracted from such systems.

Management believes that our condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with GAAP. Our chief executive officer and chief financial officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q. In addition, we continue to implement the remediation plan described below for the material weakness disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described below, there were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation Plan

Management is continuing to implement the remediation plan disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.

We believe the improvements we expect to achieve as a result of the remediation plan will effectively remediate the material weakness. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Item 1. Financial Statements (Unaudited) - Note 15. Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015 and January 27, 2016, our board of trustees authorized and amended, respectively, the 2015 Program. Under the 2015 Program, we may repurchase up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended March 31, 2017, we did not repurchase any common shares. As of March 31, 2017, up to $197.2 million could have been purchased under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
January 1, 2017 to January 31, 2017	—	$—	—	$197,152
February 1, 2017 to February 28, 2017	—	$—	—	$197,152
March 1, 2017 to March 31, 2017	—	$—	—	$197,152
Total repurchases for the three months ended March 31, 2017	—	$—

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

COLONY STARWOOD HOMES

Date: May 9, 2017	By:	/s/ Frederick C. Tuomi
Frederick C. Tuomi
Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Arik Y. Prawer
Arik Y. Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

2.1

Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of Colony Starwood Homes’ Current Report on Form 8-K filed January 21, 2014)

2.2

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Colony Starwood Homes’ Current Report on Form 8-K filed September 21, 2015)

2.3

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Colony Starwood Homes’ Current Report on Form 8-K filed September 21, 2015)

2.4

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Colony Starwood Homes (incorporated by reference to Exhibit 3.1 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

3.2	Amended and Restated Bylaws of Colony Starwood Homes (incorporated by reference to Exhibit 3.2 of Colony Starwood Homes’ Current Report on Form 8-K filed January 8, 2016)

4.1

Indenture dated as of January 10, 2017, between Colony Starwood Homes and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Colony Starwood Homes’ Current Report on Form 8-K filed January 10, 2017)

4.2	Form of 3.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of Colony Starwood Homes’ Current Report on Form 8-K filed January 10, 2017)

4.3

Credit Agreement, dated as of April 27, 2017, by and among Colony Starwood Homes Partnership, L.P., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Colony Starwood Homes’ Current Report on Form 8-K filed May 1, 2017)

10.1	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of Colony Starwood Homes’ Current Report on Form 8-K filed February 8, 2017)

10.2	Colony Starwood Homes Nonqualified Deferred Compensation Plan

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document