Form 10-Q
period 2017-06-30
Starwood Waypoint Homes
filed 2017-08-09
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001- 36163

Starwood Waypoint Homes

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

As of August 3, 2017, there were 128,307,181 of the registrant’s common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT HOMES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Starwood Waypoint Homes (formerly Colony Starwood Homes and before that Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Homes Partnership, L.P. (formerly Colony Starwood Homes Partnership, L.P. and before that Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization (the “Internalization”), other than us.

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
•

volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the rental property market specifically, whether the result of market events or otherwise;

•

events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	declines in the value of single-family residential properties, and macroeconomic shifts in demand for, and competition in the supply of, rental properties;
•	the availability of attractive investment opportunities in properties that satisfy our investment objective and business and growth strategies;
•

our ability to convert the properties we acquire into rental properties generating attractive returns and to effectively control the timing and costs relating to the renovation and operation of the properties;

•	our ability to lease or re-lease our rental properties to qualified residents on attractive terms or at all;
•	the failure of residents to pay rent when due or otherwise perform their lease obligations;
•	our ability to effectively manage our portfolio of rental properties;
•	the concentration of credit risks to which we are exposed;
•	the rates of default or decreased recovery rates on our target assets;

i

•	the adequacy of our cash reserves and working capital;
•	potential conflicts of interest with Starwood Capital Group and its affiliates and managed investment activities;
•	the timing of cash flows, if any, from our investments;
•	our expected leverage;
•	financial and operating covenants contained in our credit facilities and securitizations that could restrict our business and investment activities;
•	effects of derivative and hedging transactions;
•	our ability to maintain effective internal controls as required by the Sarbanes-Oxley Act of 2002 and to comply with other public company regulatory requirements;
•	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;
•	actions and initiatives of the U.S., state and municipal governments and changes to governments’ policies that impact the economy generally and, more specifically, the housing and rental markets;
•	changes in governmental regulations, tax laws (including changes to laws governing the taxation of real estate investment trusts (“REITs”)) and rates, and similar matters;
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

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and see the discussion on risk factors in Item 1A. Risk Factors, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

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

Our common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SFR”.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,847,410	$1,584,533
Buildings and building improvements	4,930,542	4,403,871
Furniture, fixtures and equipment	159,196	131,502
Total investments in real estate properties	6,937,148	6,119,906
Accumulated depreciation	(447,600)	(370,394)
Investments in real estate properties, net	6,489,548	5,749,512
Real estate held for sale, net	144,070	22,201
Cash and cash equivalents	174,407	109,097
Restricted cash	129,326	155,194
Investments in unconsolidated joint ventures	33,709	34,384
Asset-backed securitization certificates	114,550	141,103
Assets held for sale (Note 14)	26,271	76,870
Goodwill	260,230	260,230
Other assets, net	98,848	66,585
Total assets	$7,470,959	$6,615,176

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$115,799	$88,140
Resident prepaid rent and security deposits	65,253	57,823
Revolving credit facilities	180,000	108,501
Secured term loan	450,000	—
Mortgage loans, net	2,689,478	3,333,241
Convertible senior notes, net	521,674	356,983
Liabilities related to assets held for sale (Note 14)	533	25,495
Other liabilities	5,697	—
Total liabilities	4,028,434	3,970,183
Commitments and contingencies (Note 15)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common shares $.01 par value, 500,000,000 shares authorized, 128,301,702 and 101,495,759 issued and outstanding as of June 30, 2017 and December 31, 2016	1,277	1,015
Additional paid-in capital	3,625,423	2,734,034
Accumulated deficit	(388,255)	(319,828)
Accumulated other comprehensive income	18,555	23,667
Total shareholders’ equity	3,257,000	2,438,888
Non-controlling interests	185,525	206,105
Total equity	3,442,525	2,644,993
Total liabilities and equity	$7,470,959	$6,615,176

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE
Rental income	$141,641	$133,081	$280,894	$262,738
Other property income	9,953	7,773	18,966	13,492
Other income	2,780	2,979	5,554	5,869
Total revenues	154,374	143,833	305,414	282,099
EXPENSES
Property operating and maintenance	21,718	21,940	40,664	38,678
Real estate taxes, insurance and HOA costs	29,411	27,921	57,710	55,240
Property management	9,242	10,131	18,892	20,147
Interest expense	37,141	37,984	76,140	75,441
Depreciation and amortization	48,114	44,844	94,299	88,474
Impairment of real estate assets	214	144	657	174
Share-based compensation	1,636	711	3,197	1,098
General and administrative	10,945	12,110	21,785	28,476
Transaction-related	65	5,073	65	28,555
Total expenses	158,486	160,858	313,409	336,283
Net gain on sales of real estate	7,809	527	8,487	1,911
Equity in income from unconsolidated joint ventures	190	157	370	354
Loss on extinguishment of debt	(3,537)	—	(10,690)	—
Other expense, net	(1,112)	(2,925)	(2,750)	(3,650)
Loss before income taxes	(762)	(19,266)	(12,578)	(55,569)
Income tax expense	179	81	336	326
Net loss from continuing operations	(941)	(19,347)	(12,914)	(55,895)
(Loss) income from discontinued operations, net (Note 14)	(175)	2,684	(221)	(7,817)
Net loss	(1,116)	(16,663)	(13,135)	(63,712)
Net loss attributable to non-controlling interests	61	988	739	3,838
Net loss attributable to common shareholders	$(1,055)	$(15,675)	$(12,396)	$(59,874)

Net loss per common share - basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.01)	$(0.18)	$(0.11)	$(0.52)
Net income (loss) from discontinued operations attributable to common shareholders	$—	$0.02	$—	$(0.07)
Net loss attributable to common shareholders	$(0.01)	$(0.15)	$(0.11)	$(0.59)

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Other Comprehensive Loss:
Net loss	$(1,116)	$(16,663)	$(13,135)	$(63,712)
Other comprehensive (loss) income:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized losses	(10,314)	(14,391)	(5,423)	(16,824)
Reclassifications to (loss) income	(364)	1,231	157	1,807
Other comprehensive loss	(10,678)	(13,160)	(5,266)	(15,017)
Comprehensive loss	(11,794)	(29,823)	(18,401)	(78,729)
Comprehensive loss attributable to non-controlling interests	627	1,769	1,020	4,728
Comprehensive loss attributable to common shareholders	$(11,167)	$(28,054)	$(17,381)	$(74,001)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
	Preferred				Additional		Other	Total	Non-
	Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2016	—	$—	101,495,759	$1,015	$2,734,034	$(319,828)	$23,667	$2,438,888	$206,105	$2,644,993
Capital distributions	—	—	—	—	—	—	—	—	(1,672)	(1,672)
Dividends declared of $0.44 per share	—	—	—	—	—	(56,031)	—	(56,031)	—	(56,031)
Issuance of common shares for settlement of RSUs	—	—	95,324	1	—	—	—	1	—	1
Amortization of share-based compensation	—	—	—	—	3,155	—	—	3,155	—	3,155
Shares withheld for taxes related to settlement of RSUs	—	—	—	—	(1,385)	—	—	(1,385)	—	(1,385)
Repurchase of 2017 Convertible Notes	—	—	—	—	(15,648)	—	—	(15,648)	—	(15,648)
Issuance of 2022 Convertible Notes	—	—	—	—	17,537	—	—	17,537	—	17,537
Issuance of common shares, net	—	—	26,160,443	261	869,716	—	—	869,977	—	869,977
Redemption of OP Units for common shares	—	—	550,176	—	18,014	—	(127)	17,887	(17,888)	(1)
Net loss	—	—	—	—	—	(12,396)	—	(12,396)	(739)	(13,135)
Other comprehensive loss	—	—	—	—	—	—	(4,985)	(4,985)	(281)	(5,266)
Balances at June 30, 2017	—	$—	128,301,702	$1,277	$3,625,423	$(388,255)	$18,555	$3,257,000	$185,525	$3,442,525

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,135)	$(63,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,299	88,474
Amortization of debt discounts	9,538	10,617
Amortization of deferred financing costs	8,974	6,611
Amortization of leased vehicle deposits	82	93
Share-based compensation	3,197	1,098
Equity in income of unconsolidated joint ventures	(370)	(354)
Distributions from unconsolidated joint ventures	370	354
Bad debt expense	3,862	2,965
Net gain on sales of real estate	(9,691)	(3,607)
Gain on loan conversions, net (Note 14)	(1,331)	(10,054)
Gain on NPL sales (Note 14)	(122)	(2,362)
Loss on extinguishment of debt	10,690	—
Unrealized losses from derivative instruments	1,826	852
Impairment of real estate assets	657	174
Net changes in operating assets and liabilities:
Restricted cash	(7,922)	(19,429)
Other assets	2,451	7,291
Accounts payable and accrued expenses	2,770	(14,976)
Resident prepaid rent and security deposits	1,772	1,365
Other liabilities	—	(318)
Net cash provided by operating activities	107,917	5,082

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in mergers and acquisitions	3,649	57,655
Acquisition of real estate properties	(539,858)	(18,501)
Capital expenditures for real estate properties	(51,983)	(50,089)
Proceeds from sales of real estate	177,372	136,307
Proceeds from sales of loans and other proceeds on loans (Note 14)	310	25,128
Distributions from unconsolidated joint ventures	675	729
Payment of leasing costs	(4,351)	(4,407)
Net cash (used in) provided by investing activities	(414,186)	146,822

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	$320,233	$42,374
Payments on revolving credit facilities	(248,734)	(560,959)
Payments on secured term loan	(50,000)	—
Payments on master repurchase facility (Note 14)	(19,286)	(24,320)
Proceeds from the issuance of mortgage loans, net	—	485,641
Payments on mortgage loans	(653,270)	(5,220)
Proceeds from the issuance of convertible senior notes	345,000	—
Payment of financing costs	(9,432)	(10,011)
Repurchase of convertible senior notes	(186,012)	—
Proceeds from the issuance of common shares	891,616	—
Payment of offering costs	(20,244)	(11,871)
Change in escrow reserves for credit facilities and mortgage loans, net	53,586	5,599
Repurchases of common shares	—	(44,550)
Distributions to non-controlling interests	(1,672)	(1,420)
Payments of dividends and redemption of preferred shares	(50,206)	(24,457)
Net cash provided by (used in) financing activities	371,579	(149,194)
Net change in cash and cash equivalents	65,310	2,710
Cash and cash equivalents at beginning of the period	109,097	162,090
Cash and cash equivalents at end of the period	$174,407	$164,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$51,184	$61,494
Cash paid for income taxes	$833	$534
Income tax refunds	$152	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,914	$2,301
Investment in securitization certificates issued by subsidiaries	$—	$50,296
Loan basis converted to real estate properties (Note 14)	$3,664	$52,077
Accrued dividends to common shareholders	$29,715	$23,848
Discount on convertible senior notes	$18,015	$—
Accrued offering costs	$558	$—
Accrued financing costs	$562	$—
GI Portfolio Acquisition:
Restricted cash and other assets acquired	$22,429	$—
Secured credit facility assumed	$500,000	$—
Other liabilities assumed	$14,782	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 1.  Organization and Operations

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Starwood Waypoint Homes (formerly Colony Starwood Homes and before that Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Homes Partnership, L.P. (formerly Colony Starwood Homes Partnership, L.P. and before that Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; and the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to the Internalization, other than us.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in March 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long-term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental properties through a variety of channels, renovate these properties to the extent necessary and lease them to qualified residents. We measure properties by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing properties by acquiring, owning, renovating and managing properties that we believe will generate substantial current rental revenue, which we expect to grow over time.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly-owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 95.6% of the outstanding OP Units as of June 30, 2017.

As a result of the Merger, we have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture. We have substantially exited the NPL business (which includes NPLs and related real estate owned (“REO”)) and are currently marketing all remaining assets of the joint venture for disposition (see Note 14. Discontinued Operations). Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended and Restated Limited Partnership Agreement (the “Amended JV Partnership Agreement”) of PrimeStar Fund I, L.P.) of the NPLs and homes we originally designated as rental pool assets upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of June 30, 2017, and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

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

As described in Note 6. Debt, we entered into multiple mortgage loan arrangements with JP Morgan Chase Bank, N.A. (“JPMorgan”). As part of these arrangements, JPMorgan transferred the loans into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we purchased certain related Class F and all related Class G certificates. We have determined that the trusts are VIEs. We have evaluated the purchased Class F and Class G certificates as a variable interest in the trusts and concluded that the Class F and Class G certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Additionally, we have concluded that the Class F and Class G certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at June 30, 2017 and December 31, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the purchased Class F and Class G certificates have been included and reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Mortgage Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investment to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three and six months ended June 30, 2017 and 2016.

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

The most significant estimates that we make are of the fair value of our properties with regards to impairment. While property values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the Merger, by using a discounted cash flow valuation model, which is significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These estimates of fair value are determined using methodologies similar to those described below.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

institutions with high credit quality in order to minimize our credit loss exposure. At times, these balances exceed federally insurable limits.

Restricted Cash

Restricted cash is primarily comprised of resident security deposits held by us and rental revenues held in accounts controlled by lenders on our debt facilities, as well as cash collateral held by the counterparties to certain of our interest rate swap contracts.

Investments in Real Estate

Effective in the fourth quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (see Recent Accounting Pronouncements below). Under the revised framework, acquisitions of properties or portfolios of properties are considered asset acquisitions, rather than business combinations, regardless of whether there is a lease in place, because substantially all of the fair value of the acquired assets is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we account for acquisitions and dispositions of properties as purchases or disposals of assets, rather than businesses.  Prior to the adoption of this standard, we evaluated each purchase transaction to determine whether the acquired assets met the definition of a business within the scope of ASC Topic 805, Business Combinations. We recorded properties acquired with an existing lease as a business combination. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease were recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred. We accounted for properties acquired not subject to an existing lease as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, allocated between land, building and improvements based upon their relative fair values at the date of acquisition. Transaction costs related to acquisitions that were not deemed to be businesses were included in the cost basis of the acquired assets.

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

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning and execution of all capital additions activities at the property level as well as third-party acquisition fees.  Capitalized indirect costs are allocations of certain department costs, including personnel costs, that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and homeowners’ association (“HOA”) fees during periods in which property stabilization is in progress. We expense costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

Real Estate Held for Use

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events and changes in circumstances include, but are not limited to, significant and persistent declines in property values, rental rates and occupancy percentages, as well as significant macroeconomic changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows from the use and eventual disposition of the property against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. To determine the estimated fair value, we consider an independent valuation of the property from a third-party automated valuation model (“AVM”) service provider or we use local broker-pricing opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with the guidance under ASC Topic 820. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

and any adjustments to comparable transactions made by the broker in reaching its value opinion. Such values represent the estimated amounts at which the properties could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sales. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

The process whereby we assess our properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative.

Since impairment of properties classified as held for use in our operations is evaluated on the basis of undiscounted cash flows, the carrying values of certain properties may exceed their fair value but no impairment loss is recognized as long as the carrying values are recoverable from future cash flows. However, if properties classified as held for use were subsequently classified as held for sale, they would be required to be measured at the lower of their carrying value or their fair value less estimated costs to sell, and the resulting impairment losses could be material.

Real Estate Held for Sale

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as real estate held for sale in the condensed consolidated financial statements. The properties that are classified as real estate held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended June 30, 2017 and 2016, we recorded impairment charges of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, we recorded impairment charges of $0.7 million and $0.2 million, respectively.

Non-Performing Loans

As a result of the Merger, we acquired a portfolio of NPLs held and administered through our joint venture with Prime. We have decided to exit the NPL business and we are currently marketing all remaining assets of the joint venture for disposition. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods presented in the accompanying condensed consolidated statements of operations. See Note 14. Discontinued Operations for further disclosure.

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and also applied the estimated effect of a bulk sale of the portfolio.

When we convert loans into properties (real estate owned or “REO”) through foreclosure or other resolution processes and have obtained title to the property, the property is initially recorded at fair value. The fair value of these assets at the time of loan conversion is estimated using BPOs. Gains are recognized in earnings immediately when the fair value of the acquired property exceeds our recorded investment in the loan. Conversely, any excess of the recorded investment in the loan over the fair value of the property would be immediately recognized as a loss. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain or loss. All remaining NPL and REO assets are classified as assets held for sale on our condensed consolidated balance sheets and not depreciated. Upon the sale of REOs, we recognize the resulting gain or loss in (loss) income from discontinued operations, net on our condensed consolidated statements of operations.

Leasing Costs

We defer certain direct and indirect costs incurred to lease our properties and amortize them over the term of the lease, usually one year. Amortization of leasing costs is included in depreciation and amortization expense in our condensed consolidated statements of operations.

Purchase Deposits

We routinely make various deposits relating to property acquisitions, including transactions where we have agreed to purchase a property subject to certain conditions being met before closing, such as satisfactory home inspections and title search results. Our purchase deposit balances are recorded in other assets, net in our condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

As required by ASC Topic 815, Derivatives and Hedging, we record all derivatives in the condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on our condensed consolidated balance sheet and is subsequently reclassified into earnings (interest expense) in the period that the hedged forecasted transaction affects earnings.

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

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. We perform this evaluation at the reporting unit level. As of October 31, 2016 (the date we elected as our annual goodwill impairment test), we were comprised of two operating segments and reporting units, which are represented by (1) our portfolio of properties and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated totals. Goodwill was allocated only to our single-family rental home business.

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

AS OF JUNE 30, 2017

(Unaudited)

Based on the results of our 2016 review, we qualitatively concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore determined that goodwill was not impaired.

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the Merger, we adjusted our existing convertible senior notes to estimated fair value based on our nonconvertible debt borrowing rate as of the Merger date. The resulting discount from the outstanding principal balance, and the discount recorded in connection with the 2022 Convertible Notes (see Note 6. Debt), are being amortized using the effective interest rate method over the periods to maturity as noncash interest expense as the notes accrete to their respective par values.

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.3 million and $2.5 million as of June 30, 2017 and December 31, 2016, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2017 and 2016, we incurred bad debt expense of $1.8 million and $1.9 million, respectively. During the six months ended June 30, 2017 and 2016, we incurred bad debt expense of $3.9 million and $3.0 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Share-Based Compensation

The fair value of our restricted shares and RSUs granted is recorded as expense over the vesting period for the award, with an offsetting increase in shareholders' equity. For grants to employees and trustees, the fair value of RSUs with only a service condition for vesting is determined based upon the share price on the grant date and expense is recognized on a straight-line basis. For RSUs with a performance condition for vesting, such as growth in net operating income, fair value is determined based upon the share price on the grant date and expense is recognized when it is probable the performance goal will be achieved. For RSUs with a market condition for vesting, such as growth in shareholder returns, fair value is estimated on the grant date using a binomial lattice model and expense is recognized on a straight-line basis.  Performance goals are determined by our board of trustees. For non-employee grants, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 12. Income Taxes.  We recorded tax expense of approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2017 and recorded tax expense of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2016, respectively.

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

Segment Information

As of June 30, 2017, we are comprised of two operating segments, which are represented by (1) our portfolio of properties and (2) our portfolio of NPLs owned in the joint venture by Prime.  However, for financial reporting purposes, we are comprised of one reportable segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three months ended June 30, 2016, we reclassified $0.6 million of legal settlements from general and administrative expenses to other expense, net, $0.7 million of salaries and wages and other services from general and administrative to property management, $0.1 million of services from general and administrative to real estate taxes, insurance and HOA costs, $0.1 million from property

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

operating and maintenance to property management, and $1.4 million of adjustments for certain revenues (i.e. a reduction to revenues) from other property income to rental income in the condensed consolidated statement of operations. For the six months ended June 30, 2016, we reclassified $1.3 million of salaries and wages and other services from general and administrative to property management, $0.1 million of services from general and administrative to real estate taxes, insurance and HOA costs, $1.0 million of legal settlements from general and administrative expenses to other expense, net, $1.1 million of bad debt expense from property operating and maintenance to rental income and other property income and $0.8 million of fees from property operating and maintenance to property management in the condensed consolidated statement of operations. In addition, for the three months ended March 31, 2017, we reclassified $1.8 million of adjustments for certain revenues from other property income to rental income in the condensed consolidated statement of operations.

Geographic Concentrations

We hold significant concentrations of properties in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	June 30,	December 31,
Market	2017	2016
Southern California	17%	15%
Miami	11%	12%
Atlanta	10%	12%
Tampa	9%	10%

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  This new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period with early adoption permitted.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

AS OF JUNE 30, 2017

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. The guidance supersedes previously issued guidance under ASC Topic 840 Leases. This standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We expect that the adoption of this standard will result in an increase in assets and liabilities on our balance sheet related to our leased office space.  Allocated indirect costs incurred with acquisition and stabilization of properties, which amounted to $3.6 million for the six months ended June 30, 2017, will be expensed as incurred rather than amortized over the lease terms, which are generally one year.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supercede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard specifically excludes lease revenue. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  We anticipate selecting the modified retrospective transition method with any cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018 as required.  We are continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as more than 90% of our total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  In addition, based on our preliminary assessment, we determined that there will not be a material impact on our other property income (fees and tenant chargebacks) or other income, which represents fees from management contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our property portfolio for the six months ended June 30, 2017 (in thousands)(1):

Balance as of December 31, 2016	$6,144,008
Acquisitions	1,028,563
Capitalized expenditures	53,632
Basis of real estate sold	(142,018)
Impairment of real estate	(657)
Balance as of June 30, 2017	$7,083,528

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2017, and December 31, 2016 of $447.6 million and $370.4 million, respectively, and excludes accumulated depreciation on real estate assets held for sale as of June 30, 2017 and December 31, 2016, of $2.3 million and $1.9 million, respectively.

In June 2017, we completed the acquisition of a portfolio of 3,106 properties (the “GI Portfolio”) pursuant to a securities purchase agreement with Waypoint/GI Venture, LLC (the “GI Portfolio Acquisition”). The consideration paid to Waypoint/GI Venture, LLC was approximately $814.9 million, including the assumption of a $500.0 million secured term loan (see Note 6. Debt) and the cost basis of the GI Portfolio was approximately $817.5 million, inclusive of capitalized third-party transaction costs.

We determined the fair values of the properties in the GI Portfolio primarily by reference to BPOs and allocated the purchase price between the components of the real estate using AVMs.  We identified 386 homes in the portfolio that we do not intend to hold for the long term.  The estimated the aggregate fair value of these homes, net of estimated selling costs, is $122.1 million, which is included in real estate held for sale, net in the condensed consolidated balance sheet as of June 30, 2017.  See Note 2. Significant Accounting Policies—Real Estate Held for Use and —Real Estate Held for Sale.  We accounted for the GI Portfolio Acquisition as an asset purchase, rather than a business combination and did not acquire intangible assets.

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 properties primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for our ownership interest using the equity method. As of June 30, 2017 and December 31, 2016, the joint venture owned 825 and 856 properties, respectively.

Note 5. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	June 30,	December 31,
	2017	2016
Deferred financing costs, net	$8,788	$2,490
Purchase and other deposits	10,479	1,698
Deferred leasing costs, net	4,168	4,437
Furniture, fixtures and equipment, net	3,309	3,366
Derivative contracts	24,509	25,772
Receivables, net(1)	32,923	10,071
Prepaid expenses	11,513	14,229
Other	3,159	4,522
Total other assets	$98,848	$66,585

(1)

Balance as of June 30, 2017, includes a $26.6 million Class G certificate due from the trustee of the SWAY 2014 mortgage loan related to the extinguishment of the SWAY 2014 mortgage loan (see Note 6. Debt).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 6. Debt

Revolving Credit Facilities

2017 JPMorgan

In April 2017, we entered into a new credit facility with JPMorgan and a syndicate of lenders (the “2017 JPMorgan Facility”). This $675.0 million senior secured revolving credit facility will mature in April 2020, with a one-year extension option subject to certain conditions.  We have the option to increase the size of the 2017 JPMorgan Facility to up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. Borrowings under the 2017 JPMorgan Facility accrue interest at a floating rate equal to either the Adjusted London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate plus the Applicable Margin (each as defined in the credit agreement).  The Applicable Margin varies based on the Total Leverage Ratio (as defined in the credit agreement), ranging from 0.75% to 1.30% for Alternative Base Rate loans and from 1.75% to 2.30% for Adjusted LIBOR loans. We are also required to pay customary fees on any outstanding letters of credit, and a facility fee to the lenders in respect of the unused commitments thereunder at a rate of either 0.35% or 0.20% per annum, depending on the level of usage. As of June 30, 2017, approximately $180.0 million was outstanding under the 2017 JPMorgan Facility and $495.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the period ended June 30, 2017 was 3.3%.

The 2017 JPMorgan Facility replaced our two then-existing secured revolving credit facilities, the Prior JPMorgan Facility and the CitiBank Facility, as defined below, which were terminated concurrently with the creation of the 2017 JPMorgan Facility. In connection with the termination of the Prior JPMorgan Facility and the CitiBank Facility, we recorded a loss of $0.9 million, which is included in loss on extinguishment of debt in the condensed consolidated statements of operations.

All amounts outstanding under the 2017 JPMorgan Facility are collateralized by the equity interests in certain of our property owning subsidiaries, or pledged subsidiaries. The pledged subsidiaries are separate legal entities, but continue to be reported in our condensed consolidated financial statements. As long as the 2017 JPMorgan Facility is outstanding, the assets of each pledged subsidiary are not available to satisfy debts and obligations of the pledged subsidiaries other than those of the 2017 JPMorgan Facility to which it is pledged and may not be available to satisfy its own debts and obligations or those of any affiliate unless expressly permitted under the applicable loan agreements and the pledged subsidiary’s governing documents.

The 2017 JPMorgan Facility contains certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels (as defined in the credit agreement). As of June 30, 2017, the entities subject to these covenants were in compliance with these covenants.

The 2017 JPMorgan Facility also provides for the restriction of cash whereby we must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries’ portfolios. The agreement also contains customary events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

JPMorgan

We were party to a secured revolving credit facility with JPMorgan and a syndicate of lenders (the “Prior JPMorgan Facility”). Borrowings under the Prior JPMorgan Facility accrued interest at the three-month LIBOR plus 3.00% and we paid unused commitment fees ranging from 0.50% to 1.00%. In March 2017, we elected to voluntarily reduce borrowing availability under the Prior JPMorgan Facility from $300.0 million to $125.0 million. As of June 30, 2017, this facility had been terminated. As of December 31, 2016, there was no outstanding balance under the Prior JPMorgan Facility. The weighted-average interest rate for the six months ended June 30, 2017 and the year ended December 31, 2016 was 4.1% and 3.6%, respectively.

CitiBank

In connection with the Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrued interest at LIBOR plus 2.95% and we paid unused

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

commitment fees ranging from zero to 0.25%. In March 2017, we elected to voluntarily reduce borrowing availability under the CitiBank Facility from $300.0 million to $125.0 million.  As of June 30, 2017, this facility had been terminated. As of December 31, 2016, $108.5 million was outstanding on the CitiBank Facility. The weighted-average interest rate for the six months ended June 30, 2017 and the year ended December 31, 2016 was 3.7% and 3.4%, respectively.

Secured Term Loan

DB Loan

In June 2017, in connection with the GI Portfolio Acquisition (see Note 3. Single-Family Real Estate Investments), we entered into an Amended and Restated Loan Agreement with the lenders party thereto, and Deutsche Bank AG, New York Branch, N.A., as administrative agent and the other parties thereto and assumed $500.0 million of indebtedness (the “DB Loan”) secured by the GI Portfolio and the equity securities of the indirect, wholly-owned subsidiaries acquired in the GI Portfolio transaction. As of June 30, 2017, $450.0 million was outstanding on the DB Loan. The weighted-average interest rate for the period ended June 30, 2017 was 3.9%.

The DB Loan is a floating rate loan with interest payable monthly based upon one-month LIBOR plus 2.875%. In connection with the origination of the DB Loan, the borrowers entered into, and we assumed, an interest rate cap for the initial term of the loan with a one-month strike rate of 2.00%, or a maximum effective interest rate of 4.875%.  The DB Loan matures on December 15, 2018 and has two, six-month extension options, subject to the satisfaction of certain conditions.

The DB Loan is secured by first priority mortgages on the properties in the GI Portfolio, as well as a first priority pledge of the equity interests of the borrowing entities. The loan agreement requires that borrowers comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness borrowers can incur, limitations on sales and dispositions of the collateral properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the collateral properties while the DB Loan is outstanding. The loan agreement also includes customary events of default, the occurrence of which would allow the lender to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the borrowers, after payment of specified operating expenses, asset management fees and interest, be required to prepay the DB Loan.

In connection with the DB Loan, the our operating partnership provided the lenders with a limited recourse guaranty agreement customary for this type of loan under which it agreed to indemnify the lenders against specified losses due to fraud, misrepresentation, misapplication of funds, physical waste and certain other loan covenants, as well as a guaranty of the entire amount of the DB Loan in the event that the borrowers file insolvency proceedings or violate certain covenants that result in their being substantively consolidated with any other entity that is subject to a bankruptcy proceeding.

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

In January 2017, we issued $345.0 million in aggregate principal amount of our 3.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes” and together with the 2017 Convertible Notes and the 2019 Convertible Notes, the “Convertible Senior Notes”).  Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15 and July 15 of each year. The 2022

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Convertible Notes will mature on January 15, 2022. We used the net proceeds to repurchase, in privately negotiated transactions, most of the 2017 Convertible Notes and to reduce outstanding borrowings under our Revolving Credit Facilities.  The repurchased 2017 Convertible Notes were cancelled in accordance with the terms of the indenture and a loss of $7.2 million was recorded in loss on extinguishment of debt on our condensed consolidated statements of operations.

The following tables summarize the terms of the Convertible Senior Notes outstanding as of June 30, 2017 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$3,602	4.50%	9.22%	33.9836	10/15/17	0.29 years
2019 Convertible Notes	$230,000	3.00%	11.06%	32.5048	7/1/19	2.00 years
2022 Convertible Notes	$345,000	3.50%	5.28%	27.1186	1/15/22	4.55 years

June 30,
2017
Total principal	$578,602
Net unamortized fair value adjustment	(48,982)
Deferred financing costs, net	(7,946)
Carrying amount of debt components	$521,674

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability recorded.
(2)

We have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000  principal amount of Convertible Senior Notes converted at June 30, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. None of the Convertible Senior Notes met the criteria for conversion as of June 30, 2017.

Terms of Conversion

As of June 30, 2017, the conversion rate applicable to the 2017 Convertible Notes was 33.9836 common shares per $1,000 principal amount of the 2017 Convertible Notes (equivalent to a conversion price of approximately $29.43 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders could have converted the 2017 Convertible Notes at their option under specific circumstances as defined in the indenture agreement, dated as of October 14, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”).  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of June 30, 2017, the conversion rate applicable to the 2019 Convertible Notes was 32.5048 common shares per $1,000 principal amount of the 2019 Convertible Notes (equivalent to a conversion price of approximately $30.76 per common share). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement dated as of July 7, 2014, between us and the Convertible Notes Trustee.  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of June 30, 2017, the conversion rate applicable to the 2022 Convertible Notes was 27.1186 common shares per $1,000 principal amount of the 2022 Convertible Notes (equivalent to a conversion price of approximately $36.88 per common share). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances.  At any time prior

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 4, 2017, between us and the Convertible Notes Trustee.  On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

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

During the quarter ended June 30, 2017, we voluntarily repaid the outstanding principal balance of the SWAY 2014 mortgage loan in the amount of $522.5 million.  In connection with this voluntary pre-payment, we recorded a loss of $1.1 million, which is included in loss on extinguishment of debt in the condensed consolidated statements of operations. In June 2017, we also voluntarily reduced the outstanding principal balances of the CAH 2014-2 mortgage loan by $100.0 million. We recorded a $1.5 million loss on extinguishment of debt, which represents the pro rata write-off of deferred loan costs related to the CAH 2014-2 mortgage loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into five to seven components, each of which corresponds to one class of Certificates which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		June 30,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2017	2016
CAH 2014-1	April 2014	May 2019	1.72%	(2)	$480,298	$491,140
CAH 2014-2	June 2014	July 2019	1.75%		440,189	548,503
CAH 2015-1	June 2015	July 2020	1.88%		663,628	672,054
CSH 2016-1	June 2016	July 2021	2.31%		535,187	535,474
CSH 2016-2	November 2016	December 2021	1.85%		610,585	610,585
SWAY 2014	December 2014	June 2017 (3)	—		—	525,401
					2,729,887	3,383,157
Deferred financing costs, net					(38,653)	(46,387)
Unamortized discount					(1,756)	(3,529)
Carrying value					$2,689,478	$3,333,241

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.
(3)	Voluntarily repaid and terminated.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

We have also evaluated the purchased Class F and Class G certificates (the “Retained Certificates”) as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the properties placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at June 30, 2017 and December 31, 2016, in the accompanying condensed consolidated balance sheets.  Separately, the $114.6 million and $141.1 million of purchased Retained Certificates have been reflected as asset-backed securitization certificates in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts. See Note 11. Derivatives and Hedging for the details of our derivative financial instruments.

Total Borrowings

As of June 30, 2017, we had total outstanding borrowings of $3.9 billion, of which the total amount related to mortgage loans was $2.7 billion, the total amount related to the Convertible Senior Notes was $578.6 million, the total amount related to the DB Loan was $450.0 million and the total amount related to the 2017 JPMorgan Facility was $180.0 million. As of June 30, 2017, we had approximately $55.4 million in net deferred financing costs, which we amortize using the effective interest rate method. As of June 30, 2017, we were in compliance with all of our debt covenant requirements.

The following table outlines our total gross interest, including unused commitment and other fees, accretion of discounts and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross interest cost	$37,523	$38,112	$76,794	$75,777
Capitalized interest	(382)	(128)	(654)	(336)
Interest expense	$37,141	$37,984	$76,140	$75,441

The following table summarizes the contractual maturities of our debt as of June 30, 2017; maturity dates assume exercise of optional extension terms of mortgage loans (in thousands):

	Remaining
	2017	2018	2019	2020	2021	After 2021	Total
Revolving credit facilities	$—	$—	$—	$—	$180,000	$—	$180,000
Secured term loan	—	—	450,000	—	—	—	450,000
Mortgage loans	2,210	4,419	913,859	663,628	1,145,772	—	2,729,888
Convertible Senior Notes	3,602	—	230,000	—	—	345,000	578,602
Total	$5,812	$4,419	$1,593,859	$663,628	$1,325,772	$345,000	$3,938,490

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 7. Net Loss per Share

Since the date of the Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to common shareholders. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(941)	$(19,347)	$(12,914)	$(55,895)
Less: Net loss from continuing operations attributable to the non-controlling interests	51	1,147	727	3,367
Net loss from continuing operations attributable to common shareholders	(890)	(18,200)	(12,187)	(52,528)
(Loss) income from discontinued operations, net	(175)	2,684	(221)	(7,817)
Less: Net loss (income) from discontinued operations attributable to the non-controlling interests	10	(159)	12	471
Net (loss) income from discontinued operations attributable to common shareholders	(165)	2,525	(209)	(7,346)
Net loss attributable to common shareholders	$(1,055)	$(15,675)	$(12,396)	$(59,874)
Denominator:
Basic and diluted weighted-average shares outstanding	116,003	101,487	110,330	101,777
Earnings (loss) per share:
Net loss from continuing operations	$(0.01)	$(0.19)	$(0.12)	$(0.55)
Less: Net loss from continuing operations attributable to the non-controlling interests	—	0.01	0.01	0.03
Net loss from continuing operations attributable to common shareholders	(0.01)	(0.18)	(0.11)	(0.52)
(Loss) income from discontinued operations, net	—	0.03	—	(0.08)
Less: Net loss (income) from discontinued operations attributable to the non-controlling interests	—	—	—	—
Net (loss) income from discontinued operations attributable to common shareholders	—	0.02	—	(0.07)
Net loss attributable to common shareholders	$(0.01)	$(0.15)	$(0.11)	$(0.59)

The dilutive effect of outstanding RSUs is calculated using the treasury stock method, which includes consideration of share-based compensation required by GAAP.

As we reported a net loss for the three and six months ended June 30, 2017 and 2016, both basic and diluted net loss per share are the same. For the three and six months ended June 30, 2017, the dilutive effect of 0.8 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, as the RSUs do not participate in losses. For the three and six months ended June 30, 2016, the dilutive effect of 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share. For the three and six months ended June 30, 2017 and 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as they were not convertible as of the end of the period and we have the intent and ability to settle the obligations in cash. For the three and six months ended June 30, 2017, the potential common shares issuable upon the redemption of 5.8 million OP Units were excluded from the computation of diluted net loss per share. For the three and six months ended June 30, 2016, the potential common shares issuable upon the redemption of 6.4 million OP Units were excluded from the computation of diluted net loss per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 8. Shareholders’ Equity

Share-Based Compensation

In connection with the Merger, we assumed (1) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”), which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of the Manager, (2) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and, together with the Equity Plan, the “Equity Plans”), which provided for the issuance of our common shares and common share-based awards to the Manager, and (3) the Starwood Waypoint  Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provided for the issuance of common shares and common share-based awards to our independent trustees. All unvested RSUs and restricted shares issued pursuant to the Equity Plans and the Non-Executive Trustee Share Plan prior to the Merger became fully vested upon the completion of the Merger. The Manager Equity Plan was terminated in connection with the completion of the Merger on January 5, 2016. In May 2017, our shareholders approved an amendment to the Equity Plan (i) increasing the number of our common shares available to be awarded under the Equity Plan by 2,500,000 and (ii) changing the name of the Equity Plan to the Colony Starwood Homes Equity Plan.

Under the Equity Plan, during the six months ended June 30, 2017, we granted 405,829 RSUs to certain employees, which vest over three years, 118,151 RSUs vested and 7,076 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the six months ended June 30, 2017, we granted 17,911 restricted shares to our non-executive trustees, including 5,991 restricted shares which were granted to non-executive members of our board of trustees in lieu of trustee fees with an aggregate grant value of approximately $0.2 million, 21,335 shares vested and no shares were forfeited. The remaining 11,920 awards of restricted shares vest in one annual installment in May 2018.

We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible grantees and entitle the grantee to receive common shares at the end of a vesting period. Included in the RSUs granted in the current period are 164,817 performance-based RSUs granted to our senior executives, the payment of which is subject to performance and market vesting (“Performance Shares”).  The number of common shares, if any, deliverable to award recipients depends on our performance during the three-year period (the “Performance Period”) that commenced on January 1, 2017 and that ends on December 31, 2019.  Performance for (1) one-third of the Performance Shares will be based on our aggregate three-year Same Store Core NOI absolute growth (as defined in the applicable award agreements) during the Performance Period, (2) one-third of the Performance Shares will be based on our total shareholder return during the Performance Period (the “Shareholder Return”) as compared to the return on the SNL US REIT Multifamily Index during the Performance Period and (3) one-third of the Performance Shares will be based on the absolute Shareholder Return. The number of RSUs granted, for accounting purposes, assumes achievement of target performance for each of the three measurement criteria. The minimum number of RSUs that could be earned pursuant to the Performance Shares, upon achievement of the threshold criteria, is 41,190 and the maximum number of RSUs that could be earned pursuant to the Performance Shares is 288,450.

After giving effect to activity described above and summarized in the table below, as of June 30, 2017, we have 3,266,771 and 109,104 shares available for grant, for the Equity Plan and Non-Executive Trustee Share Plan, respectively.

The following table summarizes our RSU and restricted share award activity during the six months ended June 30, 2017:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date	Restricted	Grant date		Grant date
	Units	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2016	472,662	$24.34	15,344	$22.81	488,006	$24.29
Granted	405,829	$30.71	17,911	$33.81	423,740	$30.84
Vested	(118,151)	$24.34	(21,335)	$26.04	(139,486)	$24.60
Forfeited	(7,076)	$29.32	—	$—	(7,076)	$29.32
Nonvested shares, June 30, 2017	753,264	$27.73	11,920	$33.56	765,184	$27.82

During the three and six months ended June 30, 2017, we recorded $1.6 million and $3.2 million of share-based compensation expense, respectively, in our condensed consolidated statements of operations. During the three and six months ended June 30, 2016, we recorded $0.7 million and $1.1 million of share-based compensation expense, respectively, in our condensed consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

statements of operations. As of June 30, 2017, we had $18.8 million of total unrecognized compensation cost related to unvested RSUs and restricted shares which is expected to be recognized over a weighted-average period of 2.7 years.

Equity Transactions

As discussed in Note 1. Organization and Operations, as consideration for the Merger, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. In addition, upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to execute the redemption of such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. As of June 30, 2017, Starwood Capital Group owned 5,849,824 OP Units.

In June 2017, we completed a registered underwritten public offering of 26,488,165 of our common shares.  We sold 15,054,978 common shares and certain selling shareholders sold 11,433,187 common shares.  The selling shareholders included affiliates of Colony NorthStar, Inc.  The resulting net proceeds to us from the offering were approximately $521.2 million, after deducting offering expenses payable by us. We contributed the net proceeds from the offering to our operating partnership in exchange for OP Units. Our operating partnership used the net proceeds from the offering to fund a portion of the GI Portfolio Acquisition, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of common shares by the selling shareholders.

In March 2017, we completed a registered underwritten public offering of 23,088,424 of our common shares.  We sold 11,105,465 common shares and certain selling shareholders sold 11,982,959 common shares.  The selling shareholders included affiliates of Colony NorthStar, Inc. and Starwood Capital Group.  The resulting net proceeds to us from the offering were approximately $348.8 million, after deducting the underwriting discount and other offering expenses payable by us. We contributed the net proceeds from the offering to our operating partnership in exchange for OP Units. Our operating partnership used the net proceeds from the offering to fund acquisitions, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of common shares by the selling shareholders.

During the six months ended June 30, 2017, Starwood Capital Group has exchanged 550,176 OP Units for the same number of our common shares.  The effect of this redemption on additional paid-in capital in the condensed consolidated balance sheet is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net loss attributable to common shareholders	$(1,055)	$(15,675)	$(12,396)	$(59,874)
Transfers from the noncontrolling interest:
Increase in additional paid-in capital for exchange of OP Units for common shares	2,385	—	18,014	—
Change from net loss attributable to Starwood Waypoint Homes shareholders and transfer from the noncontrolling interest	$1,330	$(15,675)	$5,618	$(59,874)

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). The 2015 Program expired in May 2017. Under the 2015 Program, we could have repurchased up to $250.0 million of our outstanding common shares. During the six months ended June 30, 2017, we did not repurchase any of our common shares. As of June 30, 2017, we can no longer repurchase our outstanding common shares under this program.

The following table summarizes our dividends declared from January 1, 2016 through June 30, 2017:

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q2-2017	June 30, 2017	$0.22	July 14, 2017	$29.6
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 9. Related-Party Transactions

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended June 30, 2017 and 2016, we earned management fees of approximately $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, we earned management fees of approximately $1.5 million and $1.5 million, respectively. Management fees earned from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earned fees and were reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. These fees and reimbursed expenses are included in other income in the accompanying condensed consolidated statements of operations. Certain of our officers and employees have minority ownership interests in Waypoint Manager. For the three months ended June 30, 2017 and 2016, management fees and expense reimbursements under this agreement totaled approximately $2.1 million and $2.2 million, respectively. For the six months ended June 30, 2017 and 2016, management fees and expense reimbursements under this agreement totaled approximately $4.1 million and $4.4 million, respectively, and are included in other income in the accompanying condensed consolidated statements of operations. The management agreement between us and Waypoint Manager was terminated in connection with the GI Portfolio Acquisition in June 2017.

GI Portfolio Acquisition

In June 2017, we completed a transaction to purchase the GI Portfolio of 3,106 homes from Waypoint/GI Ventures LLC for approximately $814.9 million. Waypoint/GI Ventures LLC is managed by the Waypoint Manager, in which certain of our officers and employees have minority interests. The management agreement between us and Waypoint Manager was terminated in connection with the GI Portfolio Acquisition.

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

Our interest rate derivative contracts are recorded at fair value on a recurring basis and are classified as Level II. See Note 11. Derivatives and Hedging.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. See Note 2. Basis of Presentation and Significant Accounting Policies for information regarding significant considerations used to estimate the fair value of our investments in real estate.

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Residential real estate held for sale (Level III)	2017	2016	2017	2016
Pre-impairment carrying amount	$1,817	$1,694	$6,262	$2,006
Impairment of real estate assets	(214)	(144)	(657)	(174)
Fair value	$1,603	$1,550	$5,605	$1,832

For a summary of our real estate activity during the six months ended June 30, 2017, refer to Note 3. Single-Family Real Estate Investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

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

The following table presents the fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheets (in thousands):

		June 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets carried at historical cost on the condensed consolidated balance sheet
Non-performing loans (Note 14)	Level III	$1,984	$1,984	$5,837	$5,837
Asset-backed securitization certificates	Level III	114,550	114,550	141,103	141,103
Total		$116,534	$116,534	$146,940	$146,940
Liabilities carried at historical cost on the condensed consolidated balance sheet
Revolving credit facilities	Level III	$180,000	$180,000	$108,501	$108,501
Secured term loan	Level III	450,000	450,000	—	—
Master repurchase facility (Note 14)	Level III	—	—	19,286	19,286
Mortgage loans(1)	Level III	2,729,887	2,729,887	3,383,157	3,383,157
Convertible senior notes(2)	Level III	521,674	558,729	356,983	397,484
Total		$3,881,561	$3,918,616	$3,867,927	$3,908,428

(1)	The carrying values of the mortgage loans exclude deferred financing costs and unamortized discounts.
(2)	The carrying values of the convertible senior notes is presented net of deferred financing costs and unamortized discounts.

We determined the fair value for NPLs, at the time of the Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property or a bulk sale of the portfolio.

The carrying values of our asset-backed securitization certificates, revolving credit facilities, master repurchase agreement, secured term loan and mortgage loans approximate their fair values as they were recently obtained or have had their terms recently amended, or their interest rates reflect market rates since they are indexed to LIBOR. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

Note 11. Derivatives and Hedging

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate Loans, revolving credit facility and secured term loan. The interest rate swaps we have entered into involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the swap contracts.

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed debt (see Note 6. Debt). In February 2016, we de-designated three of our interest rate caps, resulting in reclassifications from accumulated other comprehensive income to interest expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively. The reclassification for the corresponding periods in 2016 are $0.2 million and $0.2 million, respectively. While some of these interest rate caps were initially designated as cash flow hedges, as of June 30, 2017, we had no interest rate caps that were designated as cash flow hedges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

We entered into interest rate swap contracts that effectively convert $3.4 billion of floating rate debt to fixed rate debt.  The table below summarizes our interest rate swap contracts as of June 30, 2017 (dollars in thousands):

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

In connection with certain interest rate swap contracts, we have posted cash collateral with the counterparties which amounted to $19.9 million as of June 30, 2017.

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting, which includes all of our interest rate swaps and none of our interest rate caps, are recorded in other comprehensive income (loss), resulting in unrealized losses of $10.3 million and $14.4 million for the three months ended June 30, 2017 and 2016, and unrealized losses of $5.4 million and $16.8 million for the six months ended June 30, 2017 and 2016, respectively. In addition, reclassifications from other comprehensive income (loss), including amounts resulting from the de-designation of interest rate caps, resulted in a $0.4 million decrease in interest expense and a $1.2 million increase in interest expense for the three months ended June 30, 2017 and 2016, and increases in interest expense of $0.2 million and $1.8 million for the six months ended June 30, 2017 and 2016 respectively.  During the next 12 months, we estimate that an additional $9.8 million will be reclassified from accumulated other comprehensive income to earnings.

Non-Designated Hedges

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which we did not elect to designate as accounting hedges. We do not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in interest rates. Changes in the fair value of derivatives not designated as accounting hedges are recorded in other loss, net on the condensed consolidated statements of operations.

We are party to a number of interest rate caps that are not designated as accounting hedges.  For the three months ended June 30, 2017 and 2016, unrealized losses of $0.1 million and $0.6 million, respectively, are included in other loss, net on the condensed consolidated statements of operations related to our non-designated interest rate caps. For the six months ended June 30, 2017 and 2016, unrealized losses of $0.2 million and $0.9 million, respectively, are included in other loss, net on the condensed consolidated statements of operations related to our non-designated interest rate caps.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	June 30, 2017				December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$—	$—	$—	$—	$440,292	$—	$—	$—
Interest rate swaps	6,000,000	24,508	3,000,000	(5,694)	2,050,000	25,708	—	—
Total derivatives designated as hedging instruments	6,000,000	24,508	3,000,000	(5,694)	2,490,292	25,708	—	—
Derivatives not designated as hedging instruments:
Interest rate caps	4,978,304	1	—	—	3,448,671	64	—	—
Total derivatives not designated as hedging instruments	4,978,304	1	—	—	3,448,671	64	—	—
Total	$10,978,304	$24,509	$3,000,000	$(5,694)	$5,938,963	$25,772	$—	$—

Note 12. Income Taxes

Our TRSs are subject to corporate level federal, state and local income taxes. The following is a summary of our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Current
Federal	$—	$—	$—	$75
State	179	81	336	251
Total current tax expense	179	81	336	326
Deferred
Federal	—	—	—	—
State	—	—	—	—
Total deferred tax expense	—	—	—	—
Total income tax expense	$179	$81	$336	$326

Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate. As of June 30, 2017 and December 31, 2016, we had no deferred tax assets or liabilities.

Note 13. Defined Contribution Plans

We maintain a 401(k) retirement savings plan for all employees that meet certain minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain maximum amounts specified in the Code. We make matching contributions in amounts equal to 50.0% of the employee’s contribution to the plan, up to a maximum of 6.0% of contributed compensation. Additional discretionary contributions in an amount to be determined by our board of trustees may also be made for each plan year. For the three months ended June 30, 2017 and 2016, our expense to the plan was $0.2 million and $0.2 million, and for the six months ended June 30, 2017 and 2016, our expense to the plan was $0.5 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

Note 14. Discontinued Operations

We account for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results may be presented as discontinued operations.

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets that meet the held-for-sale criteria as of June 30, 2017 and December 31, 2016 are classified as real estate assets held for sale, net on the condensed consolidated balance sheets.

On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business acquired as a result of the Merger. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods presented on the condensed consolidated statements of operations. In August 2016, Prime sold substantially all of its NPLs.  The sale price was $265.3 million resulting in a gain on sale, net of selling costs, of approximately $3.5 million.

The following table summarizes transactions resulting in income and expense within our NPL business for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Realized (loss) gain on non-performing loans	$(10)	$2,130	$122	$3,389
Realized gain on loan conversions	637	9,717	1,331	10,054
Net gain on sales of real estate and other income and expenses, net	152	1,697	1,204	1,697
Interest expense	—	(1,863)	(45)	(3,766)
Non-performing loan management fees and expenses	(954)	(8,997)	(2,833)	(19,191)
(Loss) income from discontinued operations, net	$(175)	$2,684	$(221)	$(7,817)

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale on the condensed consolidated balance sheets. The following table summarizes the components of such assets and related liabilities as of June 30, 2017 and December 31, 2016:

	As of	As of
(in thousands)	June 30, 2017	December 31, 2016
Non-performing loans	$1,984	$5,837
Real estate properties, net	21,590	54,113
Other assets	2,697	16,920
Assets held for sale	$26,271	$76,870

Master repurchase facility	$—	$19,286
Accounts payable and other liabilities	533	6,209
Liabilities related to assets held for sale	$533	$25,495

Note 15. Commitments and Contingencies

Purchase Commitments

As of June 30, 2017, we had executed multiple agreements to purchase a total of 450 properties for an aggregate purchase price of $114.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(Unaudited)

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

Note 16. Subsequent Events

Dividend Declaration

On August 1, 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend is expected to be made on October 13, 2017 to shareholders of record at the close of business on September 29, 2017.

Acquisition and Disposition of Homes

Subsequent to June 30, 2017, we have continued to purchase and sell properties in the normal course of business. For the period from July 1, 2017 through July 31, 2017, we purchased 173 properties with an aggregate acquisition cost of approximately $37.0 million. For the period from July 1, 2017 through July 31, 2017, we sold 128 properties with a gross aggregate selling price of $22.0 million.

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

On September 21, 2015, we and CAH announced the signing of the Merger Agreement, to combine the two companies in the Merger.  In connection with the transaction, we internalized the Manager. The Merger and the Internalization were completed on January 5, 2016.  Our common shares are listed and traded on the NYSE under the ticker symbol “SFR”.

Overview

We are an internally managed Maryland real estate investment trust and commenced operations in May 2012 primarily to acquire, renovate, lease and manage residential assets in select markets throughout the United States. Our objective is to generate attractive risk-adjusted returns for our shareholders over the long term through dividends and capital appreciation. Our primary strategy is to acquire single-family rental properties through a variety of channels, renovate these properties to the extent necessary and lease them to qualified residents. We measure properties by the number of rental units as compared to number of properties, taking into account our limited investments in multi-unit properties. We seek to take advantage of macroeconomic trends in favor of leasing properties by acquiring, owning, renovating and managing properties that we believe will generate substantial current rental revenue, which we expect to grow over time.

When pursuing property acquisitions, we focus on markets that we believe present the greatest opportunities for home price appreciation, that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in our portfolio. We identify and pursue individual property acquisition opportunities through a number of sources including multiple-listing services listings, foreclosure auctions and short sales. In addition, we may opportunistically identify and pursue bulk portfolios of properties from other single-family rental companies, government sponsored enterprises, private investors, banks, mortgage servicers and other financial institutions. We also have acquired, and expect to continue to acquire, newly constructed homes through build-to-rent arrangements with home builders.

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 95.6% of the outstanding OP Units as of June 30, 2017.

We have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition (see Item 1. Financial Statements (Unaudited) - Note 14. Discontinued Operations.) Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and properties we originally designated as rental pool assets (“Rental Pool Assets”) upon disposition or resolution of such assets. Prime also earns a fee in connection with the asset management services that Prime provides to the joint venture and additional incentive fees related to the sale of assets in connection with our exit from the NPL business.

We intend to operate and to be taxed as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

Our Portfolio

As of June 30, 2017, our portfolio consisted of 34,379 owned properties, including 33,571 rental properties and 808 properties that we do not intend to hold for the long term. As of June 30, 2017, approximately 94.1% of our rental properties were occupied, including occupied properties in the GI Portfolio, and approximately 95.3% of our stabilized rental properties were occupied, exclusive of properties in the GI Portfolio.

The following table provides a summary of our portfolio of properties as of June 30, 2017:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Properties(1)	Properties(2)	Properties(3)(4)	Occupancy	Occupancy	Per Property(5)	Per Property	(in millions)	feet)	(years)	Purchased(6)	Property(7)
Atlanta	4,681	312	4,993	95.5%	89.6%	$136,448	$155,297	$729	2,020	23	2014	$1,380
Miami	3,629	105	3,734	94.3%	91.6%	$208,277	$228,464	$828	1,717	40	2015	$1,858
Tampa	3,701	212	3,913	95.1%	90.0%	$156,487	$181,004	$668	1,704	30	2014	$1,504
Southern California	2,720	876	3,596	95.7%	72.4%	$273,446	$309,359	$843	1,673	41	2013	$2,119
Houston	2,615	—	2,615	95.2%	95.2%	$153,528	$158,697	$415	1,948	21	2015	$1,522
Orlando	1,935	15	1,950	95.8%	95.0%	$141,864	$169,096	$327	1,727	31	2014	$1,440
Dallas	2,131	27	2,158	95.5%	94.3%	$181,051	$189,651	$409	2,112	22	2015	$1,690
Denver	2,092	29	2,121	95.5%	94.2%	$211,531	$231,040	$490	1,773	35	2015	$1,817
Las Vegas	1,721	17	1,738	96.2%	95.3%	$187,833	$204,763	$356	2,026	18	2013	$1,455
Phoenix	1,670	207	1,877	95.7%	85.2%	$149,390	$164,590	$285	1,722	26	2014	$1,247
Northern California	965	674	1,639	96.1%	56.6%	$235,890	$255,313	$250	1,453	48	2014	$1,884
Charlotte-Raleigh	1,265	174	1,439	95.0%	83.5%	$202,396	$222,125	$320	2,332	13	2015	$1,665
Nashville	483	89	572	97.1%	82.0%	$263,039	$276,230	$158	2,241	10	2016	$1,932
Chicago	761	384	1,145	92.8%	61.7%	$157,883	$161,440	$125	1,545	40	2016	$1,760
Other Markets	81	—	81	81.5%	81.5%	$143,807	$169,080	$14	1,515	51	2013	$1,402
Total / Average	30,450	3,121	33,571	95.3%	86.4%	$182,177	$201,339	$6,217	1,836	30	2014	$1,629

(1)

We define stabilized properties as properties from the first day of initial occupancy or subsequent occupancy after a renovation. Properties are considered stabilized even after subsequent resident turnover. However, properties may be removed from the stabilized property portfolio and placed in the non-stabilized property portfolio due to major renovation during the property life cycle.

(2)	Includes 2,720 properties in the GI Portfolio acquired in June 2017, most of which we anticipate being stabilized and occupied during the quarter ended September 30, 2017.
(3)	Excludes 808 properties that we do not intend to hold for the long-term including 386 properties acquired in the GI Portfolio.
(4)

We measure properties by the number of rental units as compared to the number of properties. Although historically we have primarily invested in single-family rentals, and expect to continue to do so in the foreseeable future, this takes into account our investments in multi-unit properties and, we believe, provides a more meaningful measure to investors.

(5)

Properties acquired as a result of the Merger reflect the fair value step-up as of January 5, 2016. Properties acquired as a result of the GI Portfolio Acquisition reflect the fair value step-up as of June 28, 2017.

(6)

Properties acquired as a result of the Merger reflect an acquisition date of January 5, 2016. Properties acquired as a result of the GI Portfolio Acquisition reflect an acquisition date of June 28, 2017.

(7)

Represents average monthly contractual cash rent. Average monthly cash rent is presented before rent concessions and incentives (e.g., free rent and other concessions). To date, rent concessions and incentives have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

Factors Which May Influence Future Results of Operations

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the time and cost required to stabilize a newly acquired property, rental rates, occupancy levels, rates of resident turnover, our expense ratios and capital structure.

Acquisitions

We continue to grow our portfolio of single-family rental properties. Our ability to identify and acquire properties that meet our investment criteria may be affected by property prices in our target markets, the inventory of properties available through our acquisition channels and competition for our target assets. We have accumulated a substantial amount of recent data on acquisition costs, renovation costs and time frames for the conversion of properties to rental. We utilize the acquisition process developed by the members of our executive team who employ both top-down and bottom-up analyses to underwrite each acquisition opportunity we consider. The underwriting process is supported by our highly scalable technology platform, market analytics and a local, cross-functional team.

Property Stabilization

Before an acquired property becomes an income-producing, or rent-ready, asset, we must take possession of the property (to the extent it remains occupied by a hold-over property owner), renovate, market and lease the property. We refer to this process as property stabilization. The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes and HOA fees in arrears. The time and cost involved in stabilizing our newly acquired properties will affect our financial performance and will be affected by the time it takes for us to take possession of the property, the time involved and cost incurred for renovations, and time needed for leasing the property for rental.

Possession can be delayed by factors such as the exercise of applicable statutory or rescission rights by hold-over owners or unauthorized occupants living in the home at the time of purchase and legal challenges to our ownership. The cost associated with transitioning an occupant from an occupied property varies significantly depending on the steps taken to transition the occupant (i.e., willfully vacate, cash for keys, court-ordered vacancy). In some instances, where we have purchased a property that is occupied, we have been able to convert the occupant to a short-term or long-term resident.

We expect to control renovation costs and the time to renovate a newly acquired or vacated, following a resident move-out, property by following a standardized process to prepare the property for residency to our rent-ready standards. The renovation scope for each property is developed and managed through a technology enabled process that incorporates proprietary systems, property level data, pre-established specifications, standards and pricing and expertise from our in-market personnel. Our field project managers are responsible for managing the day-to-day operations of our property renovation process. This includes the overall supervision and management of property renovations, including conducting pre-acquisition diligence, developing scopes of work, cost estimating and value engineering, directing the bid award process, managing the scope verification process, performing inspections and, ultimately, bringing the renovations to completion. Renovating a property to our standards typically requires expenditures on kitchen remodeling, flooring, painting, plumbing, electrical, heating and landscaping. We also make targeted capital improvements, such as electrical, plumbing, HVAC and roofing work, that we believe increase resident satisfaction and lower future repair and maintenance costs.

We expect to continue to control renovation costs by leveraging our supplier relationships to negotiate attractive rates and rebates on items such as appliances, flooring, hardware, paint and other material components. The time to renovate a newly acquired property may vary significantly among properties depending on the acquisition channel by which it was acquired and the age and condition of the property. Upon completion of construction, we perform rigorous quality control and scope verification with our field project managers to ensure our properties have been completed to a rent-ready standard and are deemed ready for occupancy. During this process, we coordinate and communicate with our local property management and leasing teams on the timing and availability of the properties so that marketing and leasing activities can begin while the property is being prepared for occupancy.

Similarly, the time to market and lease a property will be driven by local demand, our marketing techniques and the supply of properties in the market. We utilize a fully integrated marketing and leasing strategy that leverages technologies to maximize occupancy, resident quality and rental rates. We showcase our available properties on our website, which is integrated with our proprietary platform to ensure that available properties are marketed from the moment they are rent-ready. Leads are funneled to our internal leasing teams who work to qualify the leads and identify potential residents. Our lead scoring system is used to efficiently cultivate, prioritize and qualify leads. We maintain a centralized call center in Scottsdale and regional staff in several other markets. Market-specific factors, including our residents’ finances, the unemployment rate, household formation and net population growth, income growth, size and make-up of existing and future housing stock, prevailing market rental and mortgage rates and credit availability will also impact the single-family real estate market. Growth in demand for rental housing in excess of the growth of rental housing supply will generally drive higher occupancy rates and rental price increases. Negative trends in our target markets with respect to these metrics or others could adversely impact our rental income.

As of June 30, 2017, the 30,450 properties we owned in our stabilized property portfolio were approximately 95.3% occupied. As of December 31, 2016, the 30,653 properties we owned in our stabilized property portfolio were approximately 95.6% occupied. None of the 3,106 GI Portfolio properties that we acquired in June 2017, most of which we anticipate being stabilized and occupied during the quarter ended September 30, 2017, are included in our stabilized property portfolio as of June 30, 2017.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel and other costs incurred in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.6 million and $1.1 million of such personnel costs for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.4 million for the corresponding periods in 2016, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees incurred during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $2.1 million and $2.1 million of certain personnel costs, which were capitalized for the three months ended June 30, 2017 and 2016, respectively. Deferred leasing costs of $4.0 million and $3.9 million were capitalized for the six months ended June 30, 2017 and 2016, respectively.

Revenue

Our revenue is generated primarily from rents collected under lease agreements for our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, the amount of time that it takes us to renovate properties upon acquisition and the amount of time it takes us to renovate and re-lease vacant properties.

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

In the near term, our ability to drive revenue growth will depend in large part on our ability to acquire additional properties, both leased and vacant, efficiently renovate and lease those newly acquired properties, maintain occupancy in the rest of our portfolio and increase monthly rental rates upon renewal and rollover.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner will be a key driver of our operating performance. We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property-Related Expenses

Once we acquire and renovate a property, we have ongoing property-related expenses, including HOA fees (when applicable), property taxes, insurance, ongoing costs to maintain the property and expenses associated with resident turnover. Certain of these expenses are not under our control, including HOA fees, property insurance and real estate taxes. We expect that certain of our costs, including insurance costs and property management costs, will account for a smaller percentage of our revenue as we expand our portfolio, achieve larger scale and negotiate additional volume discounts with third-party service providers and vendors.

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

NPL Business-Related Expenses

As a result of the Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which owns all of our NPLs. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to properties; (2) acquiring properties through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling properties. Prime has contributed less than 1.26% of the cash equity to the joint venture and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and properties as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and properties not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all remaining properties converted from loans through the joint venture. Prime earns a one-time fee from us, equal to a percentage of the value (as determined pursuant to the Amended JV Partnership Agreement) of the NPLs and properties we originally designated as Rental Pool Assets upon disposition or resolution of such assets. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition and Prime earns additional incentive fees related to such dispositions.

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

Growth of Investment Portfolio

During the six months ended June 30, 2017, we increased our portfolio by 2,695 homes, net of sales activities, primarily as a result of the GI Portfolio Acquisition. The table below summarizes our portfolio holdings as of June 30, 2017 and December 31, 2016.

	As of	As of
	June 30,	December 31,
(dollar amounts in thousands)	2017	2016
Total single-family properties	34,379	31,684

Cost basis of acquired properties(1)	$7,083,527	$6,144,008

(1)

Excludes accumulated depreciation related to investments in real estate as of June 30, 2017 and December 31, 2016 of $447.6 million and $370.4 million, respectively, and accumulated depreciation on real estate assets held for sale as of June 30, 2017 and December 31, 2016 of $2.3 million and $1.9 million, respectively.

Recent Developments

Developments during the second quarter of 2017 are as follows:

•	In April 2017, we established a $300.0 million ATM which will facilitate efficient and opportunistic equity sales.
•	In April 2017, we entered into the 2017 JPMorgan Facility which provides for a $675.0 million senior secured revolving credit facility and replaced our two then existing revolving credit facilities.
•

In May 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $29.6 million, was made on July 14, 2017 to shareholders of record at the close of business on June 30, 2017.

•	In June 2017, we completed a registered underwritten public offering of common shares resulting in net proceeds of $521.2 million.
•	In June 2017, we completed a transaction to purchase from Waypoint/GI Ventures LLC for approximately $814.9 million a portfolio of 3,106 properties that we formerly managed.
•	In June 2017, we completed the voluntary early extinguishment of our SWAY 2014 mortgage loan and terminated the loan.

Subsequent Events

Refer to Item 1. Financial Statements (Unaudited)—Note 16. Subsequent Events for disclosure regarding significant transactions that occurred subsequent to June 30, 2017.

Results of Operations

The main components of our net loss of $1.1 million and $12.4 million for the three and six months ended June 30, 2017, as compared to our net loss of $15.7 million and $59.9 million, respectively, for the three and six months ended June 30, 2016, were as follows:

Revenues

	Three Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Rental income	$141,641	$133,081	$8,560	6%
Other property income	9,953	7,773	2,180	28%
Other income	2,780	2,979	(199)	-7%
Total revenues	$154,374	$143,833	$10,541	7%

	Six Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Rental income	$280,894	$262,738	$18,156	7%
Other property income	18,966	13,492	5,474	41%
Other income	5,554	5,869	(315)	-5%
Total revenues	$305,414	$282,099	$23,315	8%

Our revenues come primarily from rents collected under lease agreements for our properties. The most important drivers of our revenues (aside from portfolio growth) are rental and occupancy rates. Our rental and occupancy rates are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and resident defaults, and the amount of time that it takes us to renovate and lease properties upon acquisition and the amount of time it takes us to renovate and re-lease vacant properties.

For the three and six months ended June 30, 2017, we experienced an increase in total revenues of 7% and 8%, respectively, as compared to the same period in 2016. These increases are primarily due to an increase in rental revenues which is primarily attributable to an increase in our average monthly rent and to an increase in the number of leased properties. Other property income includes tenant charge-backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and the operation and management of the assets of private funds. We anticipate that rental income will increase in future periods as a result of the GI Portfolio Acquisition and that other income will decrease in future periods as a result of the termination of our management agreement with Waypoint Manager in connection with the GI Portfolio Acquisition.

Expenses

	Three Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Property operating and maintenance	$21,718	$21,940	$(222)	-1%
Real estate taxes, insurance and HOA costs	29,411	27,921	1,490	5%
Property management	9,242	10,131	(889)	-9%
Interest expense	37,141	37,984	(843)	-2%
Depreciation and amortization	48,114	44,844	3,270	7%
Impairment of real estate assets	214	144	70	49%
Share-based compensation	1,636	711	925	130%
General and administrative	10,945	12,110	(1,165)	-10%
Transaction-related	65	5,073	(5,008)	-99%
Total expenses	$158,486	$160,858	$(2,372)	-1%

	Six Months Ended June 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Property operating and maintenance	$40,664	$38,678	$1,986	5%
Real estate taxes, insurance and HOA costs	57,710	55,240	2,470	4%
Property management	18,892	20,147	(1,255)	-6%
Interest expense	76,140	75,441	699	1%
Depreciation and amortization	94,299	88,474	5,825	7%
Impairment of real estate assets	657	174	483	278%
Share-based compensation	3,197	1,098	2,099	191%
General and administrative	21,785	28,476	(6,691)	-23%
Transaction-related	65	28,555	(28,490)	-100%
Total expenses	$313,409	$336,283	$(22,874)	-7%

For the three and six months ended June 30, 2017, we experienced a decrease in total expenses of 1% and 7%, respectively, as compared to the same periods in 2016. Relative to total revenues, total expenses decreased to 103% for the three months ended June 30, 2017, from 112% for the corresponding period in 2016. Relative to total revenues, total expenses decreased to 103% for the six months ended June 30, 2017, from 119% for the corresponding period in 2016. This reduction in rate of expenditures, as further discussed below, is primarily attributable to improvements in efficiency, which are primarily driven by economies of scale and improvements in business processes and a reduction in transaction-related expenses relative to those incurred during 2016 resulting from the Internalization and Merger.

Property Operating and Maintenance

Included in property operating and maintenance expenses are utilities and landscape maintenance, repairs and maintenance on leased properties, third-party management fees, bad debt expense and other expenses associated with resident turnover in vacancy periods between lease dates. During the three and six months ended June 30, 2017, property operating and maintenance expense decreased by $0.2 million and increased by $2.0 million, respectively, from the same periods in 2016 resulting from increases related to the growth in the size of our portfolio of leased and unleased properties. Relative to rental and other property revenues, property operating and maintenance expenses decreased to 14% and 14%, respectively, for the three and six months ended June 30, 2017, from 16%, and 14%, respectively, for the three and six months ended June 30, 2016. We expect to recognize improvements in property operating expense efficiency, primarily due to growth in the size of our portfolio.

Real Estate Taxes, Insurance and HOA costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three and six months ended June 30, 2017, real estate taxes, insurance and HOA costs increased $1.5 million and $2.5 million, respectively, as compared to the same periods in 2016. This increase was primarily attributable to growth in the size of our portfolio of properties that are rent ready, as well as increased value assessments from taxation authorities. We expect these expenses to continue to grow, primarily due to continued growth in the size of our portfolio and increased assessed values of our properties due to home price appreciation.

Property Management

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three and six months ended June 30, 2017, property management expenses decreased $0.9 million and $1.3 million, respectively, as compared to the same periods in 2016. This decrease was primarily attributable to improvements in business processes and is offset in part by increases resulting from growth in the size of our portfolio and we expect these expenses to continue to increase with growth in the size of our portfolio.

Interest Expense

Interest expense decreased by $0.8 million and increased by $0.7 million, respectively, during the three and six months ended June 30, 2017 as compared to the same periods in 2016. See Note 6. Debt, and Liquidity and Capital Resources-Capital Resources below for a description of the debt instruments we were party to during the six months ended June 30, 2017. Interest expense will fluctuate in future periods primarily as a result of changes in the amount of our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization primarily includes depreciation on real estate assets placed in service and amortization of deferred leasing costs. During the three and six months ended June 30, 2017, depreciation and amortization increased by $3.3 million and $5.8 million, respectively, as compared to the same periods in 2016, primarily as a result of the increased number of in-service properties in our portfolio. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our properties.

Impairment of Real Estate Assets

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and six months ended June 30, 2017 there was an increase of $0.1 million and $0.5 million, respectively, of impairment expense as compared to the same periods in 2016. Impairment expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Item 1. Financial Statements (Unaudited) - Note 8. Shareholders’ Equity, SWAY adopted the Equity Plan and the Non-Executive Trustee Share Plan in January 2014. Grants issued under these plans prior to the Merger fully vested as a result of the Merger and had no impact on share-based compensation expense during 2017 or 2016.

Grants issued under these plans for the three and six months ended June 30, 2017 resulted in an increase of $0.9 million and $2.1 million, respectively, of share-based compensation expense as compared to the same periods in 2016. As of June 30, 2017, $18.8 million of total unrecognized compensation cost related to unvested RSUs, Performance Shares and restricted shares is expected to be recognized over a weighted-average period of 2.7 years as compared to $9.3 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2016. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants, changes in the price of our common shares and changes in estimated forfeiture rates.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees. During the three and six months ended June 30, 2017, general and administrative expense decreased by $1.2 million and $6.7 million, respectively, as compared to the three and six months ended June 30, 2016, primarily as a result of decreased headcount related to the elimination of redundant expenses resulting from the Merger and by improvements in efficiency primarily attributable to economies of scale.

Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees, severance costs and other expenses incurred in connection with the Internalization and Merger, as well as bulk acquisitions and dispositions of properties and dead deal costs, which are expenses incurred to purchase properties which fell out of escrow or otherwise were not acquired.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with bulk acquisition, disposition, or merger transactions. During the three and six months ended June 30, 2017, transaction-related expenses decreased $5.0 million and $28.5 million, respectively, as compared to the corresponding periods of 2016. Although we may incur additional transaction-related expenses from time-to-time in the future, they are anticipated to decrease as compared to 2016.

Other Income (Expense)

Other income and expense consists primarily of gains or losses related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments, losses related to extinguishment of debt and losses related to insurance claims. During the three and six months ended June 30, 2017, these activities resulted in net income of $3.4 million and net expense of $4.6 million, respectively, compared to net expense of $2.2 million and $1.4 million, respectively, during the same periods in 2016. The change in the three months ended June 30, 2017 as compared to 2016 is primarily attributable to $7.8 million gains on sales of investments in real estate in the 2017 period. The change in the six months ended June 30, 2017 as compared to 2016 is primarily attributable to a $10.7 million loss resulting from the repurchase of the 2017 Convertible Notes in January 2017 and other early extinguishment of debt in 2017. There were no such losses recorded in the six months ended June 30, 2016.

Discontinued Operations

In connection with the Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly owned with Prime. As discussed in Item 1. Financial Statements (Unaudited) - Note 14. Discontinued Operations, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities were losses of $0.2 million and $0.2 million for the three and six months ended June 30, 2017, respectively. The net impact from discontinued operations was a gain of $2.7 million and a loss of $7.8 million for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of June 30, 2017 and December 31, 2016 included cash and cash equivalents of $174.4 million and $109.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of and non-recurring capital expenditures for our properties and principal payments on our indebtedness. The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes or HOA fees in arrears. In addition, we also regularly make significant capital expenditures to renovate and maintain our properties. Our ultimate success will depend in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities and property dispositions. We believe our rental income, net of operating expenses, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as our 2017 JPMorgan Facility.

In addition, we expect to continue our exit from our NPL business. Under our joint venture agreement with Prime, we are expecting to sell all of the joint venture’s remaining assets, which in aggregate totaled approximately $26.3 million as of June 30, 2017, by the end of 2017. Accordingly, we have reclassified this activity to discontinued operations (see Item 1. Financial Statements (Unaudited) -  Note 14. Discontinued Operations.)

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The table below reflects our dividends declared in 2016 and the six months ended June 30, 2017. Any future distributions payable are indeterminable at this time except as disclosed in Note 16. Subsequent Events.

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q2-2017	June 30, 2017	$0.22	July 14, 2017	$29.6
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

Capital Resources

As of June 30, 2017, we have completed the following debt and equity transactions (for further disclosure, see Item 1. Financial Statements (Unaudited) - Note 6. Debt, Note 8. Shareholders’ Equity and Note 16. Subsequent Events).

Revolving Credit Facilities

2017 JPMorgan

Since April 2017, we are party to the 2017 JPMorgan Facility. The 2017 JPMorgan Facility provides for a $675.0 million senior secured revolving credit facility, which will mature in April 2020, with a one-year extension option subject to certain conditions. The 2017 JPMorgan Facility is used for acquisitions, working capital requirements and general corporate purposes.

The 2017 JPMorgan Facility includes an accordion feature to increase the borrowing capacity up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. Borrowings under the 2017 JPMorgan Facility accrue interest at a floating rate equal to either Adjusted LIBOR or the Alternate Base Rate plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin varies based on the Total Leverage Ratio, ranging from 0.75% to 1.30% for Alternative Base Rate loans and from 1.75% to 2.30% for Adjusted LIBOR loans. As of June 30, 2017, approximately $180.0 million was outstanding under the 2017 JPMorgan facility and $495.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the six months ended June 30, 2017 was 3.3%.

The 2017 JPMorgan Facility replaced our two then-existing secured revolving credit facilities, the Prior JPMorgan Facility and the CitiBank Facility, which were terminated concurrently with the creation of the 2017 JPMorgan Facility.

JPMorgan

We were party to the Prior JPMorgan Facility until April 2017, when we terminated the facility in connection with the establishment of the 2017 JP Morgan Facility. The Prior JPMorgan Facility was used for the acquisition, financing, and renovation of properties and other general purposes. Borrowings under the Prior JPMorgan Facility accrued interest at the three-month LIBOR plus 3.00%. As of December 31, 2016, no balance was outstanding under the Prior JPMorgan Facility.

CitiBank

In connection with the Merger, we assumed SWAY’s CitiBank Facility until our termination of the facility in April 2017 in connection with the establishment of the 2017 JPMorgan Facility. The CitiBank Facility was used for the acquisition, financing, and renovation of properties and other general purposes. Borrowings under the CitiBank Facility accrued interest at LIBOR plus 2.95%. As of December 31, 2016, approximately $108.5 million was outstanding under the CitiBank Facility.

Secured Term Loan

Since June 2017, and in connection with the GI Portfolio Acquisition, we are party to the DB Loan. The DB Loan provides for up to $500.0 million of indebtedness and will mature in December 2018, with two, six-month extension options, subject to the satisfaction of certain conditions. As of June 30, 2017, $450.0 million was outstanding. The weighted-average interest rate for the period ended June 30, 2017 was 3.9%.

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

Convertible Senior Notes

In July 2014, SWAY issued $230.0 million in aggregate principal amount of our 2019 Convertible Notes.  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year at the coupon rate of 3.00%.  The 2019 Convertible Notes will mature on July 1, 2019.

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 2017 Convertible Notes. Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year at the coupon rate of 4.50%.  The 2017 Convertible Notes will mature on October 15, 2017.

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

The assets of each Trust consist primarily of a single componentized promissory note issued by a Borrower, evidencing a Loan. Each Loan has a two- or three-year term with two or three 12-month extension options.  Interest accrues based on LIBOR plus a spread, which on average ranged from 1.72% to 2.31% as of June 30, 2017.

In addition to the Offered Certificates, four of the Trusts issued principal-only certificates, identified as Class G certificates, which were retained by us.  Additionally, in connection with the mortgage loan transaction completed in June 2016, we retained an interest-bearing Class F certificate. As of June 30, 2017, the aggregate principal balance of our mortgage loans was $2.7 billion.

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

Common Share Offerings

In June 2017, we completed a registered underwritten public offering of 26,488,165 of our common shares. We sold 15,054,978 common shares and certain selling shareholders sold 11,433,187 common shares.  The resulting net proceeds to us from the offering were approximately $521.2 million, after deducting the estimated offering related expenses payable by us. We used the net proceeds from the offering to fund a portion of the GI Portfolio Acquisition, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

In March 2017, we completed a registered underwritten public offering of 23,088,424 of our common shares. We sold 11,105,465 common shares and certain selling shareholders sold 11,982,959 common shares.  The resulting net proceeds to us from the offering were approximately $348.8 million, after deducting the estimated offering related expenses payable by us. We used the net proceeds from the offering to fund acquisitions, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$107,917	$5,082
Net cash (used in) provided by investing activities	(414,186)	146,822
Net cash provided by (used in) financing activities	371,579	(149,194)
Net change in cash and cash equivalents	$65,310	$2,710

Our cash flows from operating activities primarily depend upon the occupancy level of our properties, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any property we own begins generating revenue, we must take possession of, renovate, market and lease the property. In the meantime, we also incur both operating and overhead expenses, without corresponding revenue, which contributes to the use of cash in operating activities. Additionally, cash used in operating activities during the six months ended June 30, 2016 included transaction-related expenses totaling $28.6 million. Our net cash flows provided by operations for the periods indicated reflect such activities.

Our net cash used in investing activities is generally used to fund property acquisitions and capital expenditures for the renovation and other capital improvements to our real estate. Net cash used in investing activities was $414.2 million for the six months ended June 30, 2017 due primarily to $539.9 million spent on the acquisition of properties, including the GI Portfolio Acquisition, and $52.0 million spent on the renovation of properties and other capital improvements to our real estate, offset in part by $177.4 million of proceeds from the sales of real estate. For the six months ended June 30, 2016, our investing activities produced positive cash flows of $146.8 million due primarily to the net $57.7 million received as a result of the Merger and CAH reorganization, $136.3 million of proceeds from the sale of real estate and $25.1 million received from liquidation, principal repayments and other proceeds on loans, offset in part by $18.5 million spent on the acquisition of properties and $50.1 million spent on the renovation of properties and other capital improvements to our real estate.

Our net cash related to financing activities is generally affected by any borrowings and capital activities, net of any dividends and distributions paid to our common shareholders and non-controlling interests. Net cash provided by financing activities was $371.6 million for the six months ended June 30, 2017 primarily as a result of $871.4 million of net proceeds from the sale of our common shares, $335.6 million of net proceeds from the issuance of our 2022 Convertible Notes, $2.2 million of net borrowings on our credit facilities and secured term loan and the release of $53.6 million of restricted cash related to reserves on our credit facilities and mortgage loans, offset in part by $653.3 million of payments on our mortgage loans, the repurchase of 2017 Convertible Notes totaling $186.0 million, and $50.2 million used for dividend payments to common shareholders. Net cash used in financing activities totaled $149.2 million during the six months ended June 30, 2016, primarily resulting from $44.6 million used to repurchase our common shares, $542.9 million of net payments against our secured credit facilities and master repurchase facility, $23.9 million used for dividend payments and $11.9 million used for a payment of deferred offering costs that was accelerated by the Merger, offset in part by $485.6 million of net proceeds from the issuance of mortgage loans.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of June 30, 2017:

	June 30,
(in millions)	2017	2018	2019	2020	2021	After 2021	Total
Property purchase obligations(1)	$114.2	$—	$—	$—	$—	$—	$114.2
2017 JPMorgan facility	2.9	5.8	5.8	5.8	181.9	—	202.2
DB Loan	9.1	18.5	467.7	—	—	—	495.3
CAH 2014-1 mortgage loan(2)	7.0	14.2	485.3	—	—	—	506.5
CAH 2014-2 mortgage loan(2)	6.5	13.1	445.7	—	—	—	465.3
CAH 2015-1 mortgage loan(2)	10.2	20.6	20.6	672.2	—	—	723.6
CSH 2016-1 mortgage loan(2)	9.3	18.9	18.9	18.9	543.8	—	609.8
CSH 2016-2 mortgage loan(2)	9.3	18.8	18.8	18.8	628.7	—	694.4
2017 Convertible Senior Notes	3.7	—	—	—	—	—	3.7
2019 Convertible Senior Notes	3.5	6.9	233.5	—	—	—	243.9
2022 Convertible Senior Notes	6.0	12.1	12.1	12.1	12.1	345.0	399.4
	$181.7	$128.9	$1,708.4	$727.8	$1,366.5	$345.0	$4,458.3

(1)

Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Maturity dates assume exercise of optional extension terms.

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

We believe that NAREIT FFO is a meaningful supplemental measure of the operating performance of our single-family business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers NAREIT FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income. By excluding depreciation, gains or losses on sales of real estate, impairment of real estate assets, discontinued operations and adjustments for unconsolidated partnerships and joint ventures, management uses NAREIT FFO to measure returns on its investments in real estate assets. However, because NAREIT FFO excludes depreciation and amortization and captures neither the changes in the value of the properties that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the properties, all of which have real economic effect and could materially affect our results from operations, the utility of NAREIT FFO as a measure of our performance is limited.

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined above and is adjusted for share-based compensation, transaction-related expenses, transitional (duplicative post-Merger) expenses, gain or loss on derivative financial instruments, amortization of derivative financial instruments, severance expense, non-cash interest expense related to amortization of deferred financing costs and discounts on convertible senior notes, and other non-comparable items, as applicable.

Management also believes that NAREIT FFO and Core FFO, combined with the required GAAP presentations, are useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate assets between periods or as compared to other companies. NAREIT FFO and Core FFO do not represent net income or cash flows from operations as defined by GAAP and are not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Our NAREIT FFO and Core FFO may not be comparable to the NAREIT FFO or Core FFO of other REITs due to the fact that not all REITs use the NAREIT or similar Core FFO definitions.

The following table sets forth a reconciliation of our net loss attributable to common shareholders as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(1,055)	$(15,675)	$(12,396)	$(59,874)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	48,047	44,700	94,164	88,084
Impairment on depreciated real estate investments	214	144	657	174
Gain on sales of previously depreciated investments in real estate	(7,809)	(527)	(8,487)	(1,911)
Non-controlling interests	(61)	(988)	(739)	(3,838)
Loss (income) on discontinued operations, net	175	(2,684)	221	7,817
Subtotal - NAREIT FFO	39,511	24,970	73,420	30,452
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and debt discounts, non-cash interest expense from interest rate caps and loss on extinguishment of debt	13,695	9,351	31,025	18,080
Share-based compensation	1,636	711	3,197	1,098
Transaction-related expenses	65	5,073	65	28,555
Transitional expenses	—	1,753	—	7,383
Core FFO	$54,907	$41,858	$107,707	$85,568

Core FFO per common share, diluted	$0.45	$0.39	$0.92	$0.79
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44
Weighted-average FFO shares and units:
Common shares outstanding	116,003	101,487	110,330	101,777
Unvested RSUs	27	—	181	—
Exchangeable OP Units	5,875	6,400	6,073	6,400
Total weighted-average FFO shares and units	121,905	107,887	116,584	108,177

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

We have and may undertake risk mitigation activities with respect to our debt financing interest rate obligations. Most of our currently outstanding debt financing is, and we expect that portions of our future debt financing may at times be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. As of June 30, 2017, we had $3.2 billion of variable rate debt outstanding, of which $2.6 billion was effectively converted to fixed rate through swap contracts not directly associated with the indebtedness and $5.0 billion was protected by interest rate caps as required by the terms of the indebtedness. The estimated aggregate fair market value of this debt was $3.2 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $6.5 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The chief executive officer and the chief financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in our general information technology controls which are a component of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described below, there were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015 and January 27, 2016, our board of trustees authorized and amended, respectively, the 2015 Program. The 2015 Program expired on May 6, 2017. Under the 2015 Program, we could have repurchased up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended June 30, 2017, we did not repurchase any common shares. As of June 30, 2017, none of our common shares may be repurchased under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans(1)
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
April 1, 2017 to April 30, 2017	—	$—	—	$197,152
May 1, 2017 to May 31, 2017	—	$—	—	$—
June 1, 2017 to June 30, 2017	—	$—	—	$—
Total repurchases for the three months ended June 30, 2017	—	$—

(1)	The 2015 Program expired on May 6, 2017.

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

STARWOOD WAYPOINT HOMES

Date: August 9, 2017	By:	/s/ Frederick C. Tuomi
Frederick C. Tuomi
Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Arik Y. Prawer
Arik Y. Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Description

2.1

Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 21, 2014)

2.2

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed September 21, 2015)

2.3

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Starwood Waypoint Homes’ Current Report on Form 8-K filed September 21, 2015)

2.4

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 8, 2016)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 8, 2016)

3.2

Amendment of Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed July 28, 2017)

3.3+	Amended and Restated Bylaws of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 8, 2016)

3.4	Second Amended and Restated Bylaws of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Homes’ Current Report on Form 8-K filed July 28, 2017)

4.1

Credit Agreement, dated as of April 27, 2017, by and among Colony Starwood Homes Partnership, L.P., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed May 1, 2017)

4.2

Amended and Restated Loan Agreement, dated as of June 29, 2017, by and among the Borrowers (as defined therein), CSH Property Three, LLC., as the Equity Owner, the lenders party thereto, Deutsche Bank Securities, Inc., as Sole Lead Arranger, Deutsche Bank AG, New York Branch, as administrative agent and Wells Fargo Bank, N.A., as paying agent, calculation agent and securities intermediary

4.3	First Amendment to the Starwood Waypoint Homes Equity Plan (incorporated by reference to Exhibit 4.4 of Starwood Waypoint Homes’ Registration Statement on Form S-8 filed June 16, 2017)

4.4	Starwood Waypoint Homes 2017 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.5 of Starwood Waypoint Homes’ Registration Statement on Form S-8 filed June 16, 2017)

10.1

Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 Starwood Waypoint Current Report on Form 8-K filed June 5, 2017)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

Exhibit No.	Exhibit Description
EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document

+Replaced subsequent to June 30, 2017