Form 10-Q
period 2017-09-30
Starwood Waypoint Homes
filed 2017-11-09
CIK 1579471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 2, 2017, there were 128,355,035 of the registrant’s common shares, par value $0.01 per share, outstanding.

STARWOOD WAYPOINT HOMES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Starwood Waypoint Homes (formerly Colony Starwood Homes and before that Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Homes Partnership, L.P. (“SFR LP.”)(formerly Colony Starwood Homes Partnership, L.P. and before that Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to its internalization (the “Internalization”), other than us; and the term “INVH” refers to Invitation Homes Inc., a Maryland corporation.

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

Forward-looking statements are based on certain assumptions and discuss future expectations, describe future plans and strategies, and contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders, include, but are not limited to:

•

the risk factors referenced in this Quarterly Report on Form 10-Q are set forth under (i) the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017, (ii) the heading Item 8.01 Other Events in our Current Report filed on Form 8-K filed on June 5, 2017 and (iii) the caption “Risk Factors” in our definitive joint proxy statement/information statement and prospectus dated October 16, 2017 and filed with the SEC on Schedule 14A on October 16, 2017 (the “Merger Proxy”), which risk factors referenced in clause (iii) are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q, and should be read in conjunction with this Quarterly Report on Form 10-Q;

•

the possibility that the Proposed Mergers (as defined below) will not close, including by the failure to obtain the necessary shareholder approvals or the failure to satisfy other closing conditions under the Agreement and Plan of Merger dated as of August 9, 2017, among us, and certain of our subsidiaries and INVH and certain of its subsidiaries (the “INVH Merger Agreement”) or by the termination of the INVH Merger Agreement;

•	failure to plan and manage the Proposed Mergers with INVH effectively and efficiently;
•	the possibility that the anticipated benefits from the Proposed Mergers may not be realized or may take longer to realize than expected;
•	unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the INVH Merger Agreement, whether or not completed;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	the availability, terms and our ability to effectively deploy short-term and long-term capital;
•	changes in our business and growth strategies;
•	our ability to hire and retain highly skilled managerial, investment, financial and operational personnel;
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

i

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

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, our Current Report filed on Form 8-K filed on June 5, 2017 and in Exhibit 99.1 to this Quarterly Report on Form 10-Q and other cautionary statements in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report on Form 10-Q. We recommend that readers read this document in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. Our actual results and performance may differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

ii

The Proposed Mergers with INVH

On August 9, 2017, we entered into the INVH Merger Agreement with INVH to form a combined company in a stock-for-stock transaction. The INVH Merger Agreement provides that, upon the terms and subject to the conditions set forth in the INVH Merger Agreement, (i) we will be merged with and into IH Merger Sub, LLC, a wholly owned subsidiary of INVH (“REIT Merger Sub”), with REIT Merger Sub surviving as a subsidiary of INVH (the “REIT Merger”) and (ii) as promptly as practicable after the REIT Merger, our operating partnership will be merged with and into Invitation Homes Operating Partnership LP (“INVH LP”), with INVH LP surviving as a subsidiary of INVH (together with the REIT Merger, the “Proposed Mergers”). In connection with the Proposed Mergers, we filed with the SEC on October 16, 2017 the Merger Proxy, which includes more detailed information about the Proposed Mergers and the related transactions.  See Note 1. Organization and Operations—The Proposed Mergers for further details.

Merger with SWAY and Internalization

On September 21, 2015, we and CAH announced the signing of the Agreement and Plan of Merger dated as of September 21, 2015, among us and certain of our subsidiaries and CAH and certain of its subsidiaries and certain investors in CAH (“the SWAY Merger Agreement”) to combine the two companies in a stock-for-stock transaction (the “SWAY Merger”).  In connection with the transaction, we internalized the Manager. The SWAY Merger and the Internalization were completed on January 5, 2016.

Our common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SFR”.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of	As of
	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Investments in real estate properties:
Land and land improvements	$1,881,309	$1,584,533
Buildings and building improvements	5,001,710	4,403,871
Furniture, fixtures and equipment	168,643	131,502
Total investments in real estate properties	7,051,662	6,119,906
Accumulated depreciation	(495,002)	(370,394)
Investments in real estate properties, net	6,556,660	5,749,512
Real estate held for sale, net	144,752	22,201
Cash and cash equivalents	187,659	109,097
Restricted cash	129,923	155,194
Investments in unconsolidated joint ventures	33,332	34,384
Asset-backed securitization certificates	153,115	141,103
Assets held for sale (Note 14)	19,585	76,870
Goodwill	260,230	260,230
Other assets, net	79,808	66,585
Total assets	$7,565,064	$6,615,176

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$145,656	$88,140
Resident prepaid rent and security deposits	64,988	57,823
Revolving credit facilities	—	108,501
Mortgage loans, net	3,432,277	3,333,241
Convertible senior notes, net	526,656	356,983
Liabilities related to assets held for sale (Note 14)	242	25,495
Other liabilities	6,624	—
Total liabilities	4,176,443	3,970,183
Commitments and contingencies (Note 15)
Equity
Preferred shares $.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common shares $.01 par value, 500,000,000 shares authorized, 128,325,509 and 101,495,759 issued and outstanding as of September 30, 2017 and December 31, 2016	1,283	1,015
Additional paid-in capital	3,627,986	2,734,034
Accumulated deficit	(441,093)	(319,828)
Accumulated other comprehensive income	16,151	23,667
Total shareholders’ equity	3,204,327	2,438,888
Non-controlling interests	184,294	206,105
Total equity	3,388,621	2,644,993
Total liabilities and equity	$7,565,064	$6,615,176

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE
Rental income	$156,299	$133,580	$437,194	$396,318
Other property income	12,682	9,366	31,648	22,858
Other income	706	3,153	6,260	9,022
Total revenues	169,687	146,099	475,102	428,198
EXPENSES
Property operating and maintenance	26,813	23,678	67,477	62,356
Real estate taxes, insurance and HOA costs	32,733	28,070	90,443	83,310
Property management	8,538	9,079	27,430	29,226
Interest expense	38,877	39,296	115,017	114,737
Depreciation and amortization	53,994	47,344	148,293	135,818
Impairment and other	13,077	356	13,734	530
Share-based compensation	2,387	824	5,584	1,922
General and administrative	10,932	11,333	32,717	39,809
Transaction-related	7,791	1,503	7,856	30,058
Total expenses	195,142	161,483	508,551	497,766
Net gain on sales of real estate	3,735	1,453	12,222	3,364
Equity in income from unconsolidated joint ventures	214	185	584	539
Loss on extinguishment of debt	(216)	—	(10,906)	—
Other (expense) income, net	(156)	1,867	(2,907)	(1,783)
Loss before income taxes	(21,878)	(11,879)	(34,456)	(67,448)
Income tax expense	359	161	695	487
Net loss from continuing operations	(22,237)	(12,040)	(35,151)	(67,935)
(Loss) income from discontinued operations, net (Note 14)	(1,984)	449	(2,205)	(7,368)
Net loss	(24,221)	(11,591)	(37,356)	(75,303)
Net loss attributable to non-controlling interests	1,062	691	1,801	4,529
Net loss attributable to common shareholders	$(23,159)	$(10,900)	$(35,555)	$(70,774)

Net loss per common share - basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.17)	$(0.11)	$(0.29)	$(0.63)
Net (loss) income from discontinued operations attributable to common shareholders	$(0.01)	$—	$(0.02)	$(0.07)
Net loss attributable to common shareholders	$(0.18)	$(0.11)	$(0.31)	$(0.70)

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Other Comprehensive Loss:
Net loss	$(24,221)	$(11,591)	$(37,356)	$(75,303)
Other comprehensive (loss) income:
Change in unrealized gains (losses) on cash flow hedges:
Unrealized (losses) gains	(360)	9,215	(5,783)	(7,609)
Reclassifications to income	(2,154)	1,246	(1,997)	3,053
Other comprehensive (loss) income	(2,514)	10,461	(7,780)	(4,556)
Comprehensive loss	(26,735)	(1,130)	(45,136)	(79,859)
Comprehensive loss attributable to non-controlling interests	1,171	70	2,191	4,798
Comprehensive loss attributable to common shareholders	$(25,564)	$(1,060)	$(42,945)	$(75,061)

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

(Unaudited)

							Accumulated
	Preferred				Additional		Other	Total	Non-
	Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Total Equity
Balances at December 31, 2016	—	$—	101,495,759	$1,015	$2,734,034	$(319,828)	$23,667	$2,438,888	$206,105	$2,644,993
Capital distributions	—	—	—	—	—	—	—	—	(1,732)	(1,732)
Dividends declared of $0.66 per share	—	—	—	—	—	(85,710)	—	(85,710)	—	(85,710)
Issuance of common shares for settlement of RSUs	—	—	119,131	1	—	—	—	1	—	1
Amortization of share-based compensation	—	—	—	—	5,521	—	—	5,521	—	5,521
Shares withheld for taxes related to settlement of RSUs	—	—	—	—	(1,385)	—	—	(1,385)	—	(1,385)
Repurchase of 2017 Convertible Notes	—	—	—	—	(15,648)	—	—	(15,648)	—	(15,648)
Issuance of 2022 Convertible Notes	—	—	—	—	17,827	—	—	17,827	—	17,827
Issuance of common shares, net	—	—	26,160,443	261	869,629	—	—	869,890	—	869,890
Redemption of OP Units for common shares	—	—	550,176	6	18,008	—	(126)	17,888	(17,888)	—
Net loss	—	—	—	—	—	(35,555)	—	(35,555)	(1,801)	(37,356)
Other comprehensive loss	—	—	—	—	—	—	(7,390)	(7,390)	(390)	(7,780)
Balances at September 30, 2017	—	$—	128,325,509	$1,283	$3,627,986	$(441,093)	$16,151	$3,204,327	$184,294	$3,388,621

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,356)	$(75,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	148,293	135,818
Amortization of debt discounts	14,361	16,106
Amortization of deferred financing costs	13,125	10,400
Amortization of leased vehicle deposits	123	134
Share-based compensation	5,584	1,922
Equity in income of unconsolidated joint ventures	(584)	(539)
Distributions from unconsolidated joint ventures	584	539
Bad debt expense	6,229	5,322
Net gain on sales of real estate	(12,952)	(4,299)
Gain on loan conversions, net (Note 14)	(1,515)	(12,852)
Gain on NPL sales (Note 14)	(204)	(13,485)
Loss on extinguishment of debt	10,906	—
Unrealized losses from derivative instruments	1,894	1,441
Impairment of real estate assets	950	530
Loss on insurance claims	12,784	—
Net changes in operating assets and liabilities:
Restricted cash	(9,945)	(16,994)
Other assets	3,129	(1,970)
Accounts payable and accrued expenses	29,165	11,076
Resident prepaid rent and security deposits	1,508	2,641
Other liabilities	—	(310)
Net cash provided by operating activities	186,079	60,177

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in mergers and acquisitions	3,649	56,144
Acquisition of real estate properties	(677,775)	(127,585)
Capital expenditures for real estate properties	(94,373)	(66,410)
Proceeds from sales of real estate	226,731	216,358
Proceeds from sales of loans and other proceeds on loans (Note 14)	407	346,464
Distributions from unconsolidated joint ventures	1,051	1,024
Payment of leasing costs	(5,686)	(6,972)
Net cash (used in) provided by investing activities	(545,996)	419,023

The accompanying notes are an integral part of these condensed consolidated financial statements

STARWOOD WAYPOINT HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	$320,233	$42,374
Payments on revolving credit facilities	(428,734)	(667,406)
Payments on secured term loan	(500,000)	—
Payments on master repurchase facility (Note 14)	(19,286)	(232,569)
Proceeds from the issuance of mortgage loans, net	732,675	485,641
Payments on mortgage loans	(639,050)	(12,251)
Proceeds from the issuance of convertible senior notes	345,000	—
Payment of financing costs	(37,890)	(10,978)
Repurchase of convertible senior notes	(186,012)	—
Proceeds from the issuance of common shares	891,776	—
Payment of offering costs	(20,701)	(11,871)
Change in escrow reserves for credit facilities and mortgage loans, net	62,012	(6,141)
Repurchases of common shares	—	(44,550)
Distributions to non-controlling interests	(1,732)	(4,342)
Payments of dividends and redemption of preferred shares	(79,812)	(48,307)
Net cash provided by (used in) financing activities	438,479	(510,400)
Net change in cash and cash equivalents	78,562	(31,200)
Cash and cash equivalents at beginning of the period	109,097	162,090
Cash and cash equivalents at end of the period	$187,659	$130,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$84,833	$92,112
Cash paid for income taxes	$840	$561
Income tax refunds	$165	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$8,318	$2,673
Investment in securitization certificates issued by subsidiaries	$38,565	$50,296
Loan basis converted to real estate properties (Note 14)	$3,786	$60,189
Accrued dividends to common shareholders	$29,757	$—
Discount on convertible senior notes	$18,015	$—
GI Portfolio Acquisition:
Restricted cash and other assets acquired	$22,429	$—
Secured credit facility assumed	$500,000	$—
Other liabilities assumed	$14,782	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Note 1.  Organization and Operations

Except where the context suggests otherwise, the terms “we,” “us,” and “our” refer to Starwood Waypoint Homes (formerly Colony Starwood Homes and before that Starwood Waypoint Residential Trust (“SWAY”)), a Maryland real estate investment trust, together with its consolidated subsidiaries, including Starwood Waypoint Homes Partnership, L.P. (“SFR LP”) (formerly Colony Starwood Homes Partnership, L.P. and before that Starwood Waypoint Residential Partnership, L.P.), a Delaware limited partnership through which we conduct substantially all of our business, which we refer to as “our operating partnership”; the term “CAH” refers to Colony American Homes, Inc., our predecessor for accounting purposes; the term “the Manager” refers to SWAY Management LLC, a Delaware limited liability company, our former external manager; the term “Starwood Capital Group” refers to Starwood Capital Group Global, L.P. (and its predecessors), together with all of its affiliates and subsidiaries, including the Manager prior to the Internalization, other than us; and the term “INVH” refers to Invitation Homes Inc., a Maryland corporation.

The Proposed Mergers with INVH

On August 9, 2017, we entered into the Agreement and Plan of Merger dated as of August 9, 2017, among us, and certain of our subsidiaries and INVH and certain of its subsidiaries (the “INVH Merger Agreement”) to form a combined company with INVH in a stock-for-stock transaction.  The INVH Merger Agreement provides that, upon the terms and subject to the conditions set forth in the INVH Merger Agreement, (i) we will be merged with and into IH Merger Sub, LLC, a wholly owned subsidiary of INVH (“REIT Merger Sub”), with REIT Merger Sub surviving as a subsidiary of INVH (the “REIT Merger”) and (ii) as promptly as practicable after the REIT Merger, our operating partnership will be merged with and into Invitation Homes Operating Partnership LP (“INVH LP”), with INVH LP surviving as a subsidiary of INVH (together with the REIT Merger, the “Proposed Mergers”). In connection with the Proposed Mergers, we filed with the SEC on October 16, 2017 a definitive joint proxy statement/information statement and prospectus (the “Merger Proxy”), which includes more detailed information about the Proposed Mergers and the related transactions.

Under the terms of the INVH Merger Agreement and as described in the Merger Proxy, each of our outstanding common shares will be converted into 1.6140 shares of INVH’s common stock (the “Exchange Ratio”), and each outstanding unit of our operating partnership will be converted into the right to receive 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit (“RSU”) that vests as a result of the Proposed Mergers or the INVH Merger Agreement will automatically be converted into the right to receive INVH common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). At the effective time of the REIT Merger, each RSU that does not vest as a result of the Proposed Mergers or the INVH Merger Agreement will be automatically assumed by INVH and converted into an equivalent stock-based incentive award unit with respect to INVH’s common stock and be subject to the same terms and conditions as applicable to such awards.

Upon the closing of the Proposed Mergers, INVH stockholders will own approximately 59% of the combined company’s stock, and our shareholders will own approximately 41% of the combined company’s stock. Based on the closing prices of our common shares and INVH’s common stock on October 13, 2017, the equity market capitalization of the combined company would be approximately $12.0 billion, and the total enterprise value (including debt) would be approximately $21.1 billion.  Upon the closing of the Proposed Mergers, the Combined Company will be named “Invitation Homes Inc.” and its common stock will be listed and traded on the NYSE under the ticker symbol “INVH”.

The transaction has been approved by our board of trustees and INVH’s board of directors.  Completion of the Proposed Mergers is subject to, among other things, approval by the holders of our common shares. Assuming approval is obtained, the Proposed Mergers are expected to close in the fourth quarter of 2017. We can give no assurance that the Proposed Mergers and related transactions will be completed in the above timeframe, if at all. Two putative class actions have been filed by our purported shareholders challenging the Proposed Mergers. The lawsuits seek, among other things, injunctive relief preventing consummation of the Proposed Mergers, rescission of the transactions contemplated by the INVH Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. See Note 15. Commitments and Contingencies for additional information.

The SWAY Merger

On September 21, 2015, we and CAH announced the signing of the SWAY Merger Agreement, to combine the two companies in a stock-for-stock transaction.  In connection with the transaction, we internalized the Manager. The SWAY Merger and the Internalization were completed on January 5, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to redeem any such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis (see Note 8. Shareholders’ Equity). Subsequent to the Internalization and the SWAY Merger, we own all material assets and intellectual property rights of the Manager.

Under the SWAY Merger Agreement, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. Upon completion of the transaction, our existing shareholders and Starwood Capital Group owned approximately 41% of our common shares, while former CAH shareholders owned approximately 59% of our common shares.

Since both SWAY and CAH had significant pre-combination activities, the SWAY Merger was accounted for as a business combination by the combined company in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Based upon consideration of a number of factors, CAH was designated as the accounting acquirer in the SWAY Merger (although SWAY was the legal acquirer), which resulted in a reverse acquisition of SWAY for accounting purposes.

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We owned 95.6% of the outstanding OP Units as of September 30, 2017.

As a result of the SWAY Merger, we have a joint venture with Prime Asset Fund VI, LLC (“Prime”), an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of non-performing loans (“NPLs”). We own a greater than 98.75% interest in the joint venture. We have substantially exited the NPL business (which includes NPLs and related real estate owned (“REO”)) and are currently marketing all remaining assets of the joint venture for disposition (see Note 14. Discontinued Operations).

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly our financial position as of September 30, 2017, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

and 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

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

As described in Note 6. Debt, we entered into multiple mortgage loan arrangements with JP Morgan Chase Bank, N.A. (“JPMorgan”) and, in September 2017, with German American Capital Corporation (together, the “Loan Sellers”). As part of these arrangements, the loans were transferred into trusts that issued and sold pass-through certificates approximating the principal amount of the mortgage loans, and we retained or purchased certain of the certificates (the “Retained Certificates”). We have determined that the trusts are VIEs. We have evaluated the Retained Certificates as a variable interest in the trusts and concluded that the Retained Certificates will not absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with the ability to direct activities that could impact the trusts’ economic performance. Accordingly, we do not consolidate the trusts and have recorded a mortgage loan liability at September 30, 2017 and December 31, 2016, which is included in mortgage loans, net in the accompanying condensed consolidated balance sheets. Separately, the Retained Certificates have been included and reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

As described in Note 4. Investments in Unconsolidated Joint Ventures, we have a joint venture with the Federal National Mortgage Association (“Fannie Mae”), which is a voting interest entity. Since we do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies, we account for our investment using the equity method. Under the equity method, we initially record our investments at cost and adjust for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. We perform a periodic evaluation of our investment to determine whether the fair value of the investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by us related to our Fannie Mae investment during the three and nine months ended September 30, 2017 and 2016.

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

The most significant estimates that we make are of the fair value of our properties with regards to impairment. While property values are typically not a highly subjective estimate on a per-unit basis, given the usual availability of comparable property sale and other market data, these fair value estimates significantly affect the condensed consolidated financial statements, including (1) whether certain assets are identified as being potentially impaired and then, if deemed to be impaired, the amount of the resulting impairment charges and (2) the allocation of purchase price to individual assets acquired as part of a pool, which have a significant impact on the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

amount of gain or loss recognized from a subsequent sale, and the subsequent impairment assessment, of individual assets. As described further below in the description of our significant accounting policies, we determined the fair value of NPLs, at the time of the SWAY Merger, by using a discounted cash flow valuation model, which is significantly informed by the fair value of the underlying collateral property, and also applied the estimated effect of a bulk sale of the portfolio. These estimates of fair value are determined using methodologies similar to those described below.

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

Investments in Real Estate

Effective in the fourth quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (see Recent Accounting Pronouncements below). Under the revised framework, acquisitions of properties or portfolios of properties are considered asset acquisitions, rather than business combinations, regardless of whether there is a lease in place, because substantially all of the fair value of the acquired assets is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, we account for acquisitions and dispositions of properties as purchases or disposals of assets, rather than businesses.  Prior to the adoption of this standard, we evaluated each purchase transaction to determine whether the acquired assets met the definition of a business within the scope of ASC Topic 805, Business Combinations. We recorded properties acquired with an existing lease as a business combination. For property acquisitions accounted for as business combinations, the land, building and improvements and the existing lease were recorded at fair value at the date of acquisition, with acquisition costs expensed as incurred. We accounted for properties acquired not subject to an existing lease as an asset acquisition, with the property recorded at the purchase price, including acquisition costs, allocated among land, building and improvements based upon their relative fair values at the date of acquisition. Transaction costs related to acquisitions that were not deemed to be businesses were included in the cost basis of the acquired assets.

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

AS OF SEPTEMBER 30, 2017

(Unaudited)

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

Real Estate Held for Sale

We evaluate our long-lived assets on a regular basis to ensure that individual properties still meet our investment criteria. If we determine that an individual property no longer meets our investment criteria, we make a decision to dispose of the property. We then market the property for sale and classify it as real estate held for sale in the condensed consolidated financial statements. The properties that are classified as real estate held for sale are reported at the lower of their carrying value or their fair value less estimated costs to sell and are no longer depreciated. For the three months ended September 30, 2017 and 2016, we recorded impairment charges of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2017 and 2016, we recorded impairment charges of $1.0 million and $0.5 million, respectively.

Non-Performing Loans

As a result of the SWAY Merger, we acquired a portfolio of NPLs held and administered through our joint venture with Prime. We have decided to exit the NPL business and we are currently marketing all remaining assets of the joint venture for disposition. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods presented in the accompanying condensed consolidated statements of operations. See Note 14. Discontinued Operations for further disclosure.

We determined the fair value for NPLs, at the time of the SWAY Merger, by using a discounted cash flow valuation model and also applied the estimated effect of a bulk sale of the portfolio.

When we convert loans into REO through foreclosure or other resolution processes and have obtained title to the property, the property is initially recorded at fair value. The fair value of these assets at the time of loan conversion is estimated using BPOs. Gains are recognized in earnings immediately when the fair value of the acquired property exceeds our recorded investment in the loan. Conversely, any excess of the recorded investment in the loan over the fair value of the property would be immediately recognized as a loss. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain or loss. All remaining NPL and REO assets are classified as assets held for sale in our condensed consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

balance sheets and not depreciated. Upon the sale of REOs, we recognize the resulting gain or loss in (loss) income from discontinued operations, net in our condensed consolidated statements of operations.

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

As required by ASC Topic 815, Derivatives and Hedging, we record all derivatives in the condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in our condensed consolidated balance sheet and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in other (expense) income, net in our condensed consolidated statements of operations.

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. We perform this evaluation at the reporting unit level. As of October 31, 2016 (the date we elected as our annual goodwill impairment test), we were comprised of two operating segments and reporting units, which are represented by (1) our portfolio of properties and (2) our portfolio of NPLs owned by the joint venture with Prime.  However, for financial reporting purposes, we are comprised of one reporting segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated totals. Goodwill was allocated only to our single-family rental home business.

As part of our goodwill impairment testing, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance when evaluating

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

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

Based on the results of our 2016 review, we qualitatively concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value and therefore determined that goodwill was not impaired. We have noted no indications of impairment subsequent to our 2016 review that would change this conclusion.

Convertible Notes

ASC Topic 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the SWAY Merger, we adjusted our existing convertible senior notes to estimated fair value based on our nonconvertible debt borrowing rate as of the SWAY Merger date. The resulting discount from the outstanding principal balance, and the discount recorded in connection with the 2022 Convertible Notes (see Note 6. Debt), are being amortized using the effective interest rate method over the periods to maturity as noncash interest expense as the notes accrete to their respective par values.

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits. Our allowance for doubtful accounts was $2.9 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively. Bad debt expense amounts are recorded as property operating and maintenance expenses in the condensed consolidated statements of operations. During the three months ended September 30, 2017 and 2016, we incurred bad debt expense of $2.3 million and $2.4 million, respectively. During the nine months ended September 30, 2017 and 2016, we incurred bad debt expense of $6.2 million and $5.3 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Earnings (Loss) Per Share

We use the two-class method to calculate basic and diluted earnings per common share (“EPS”) as our RSUs are participating securities as defined by GAAP. We calculate basic EPS by dividing net income (loss) attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable in connection with the RSUs, convertible senior notes, and redeemable OP Units, except when doing so would be anti-dilutive.

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

Income Taxes

We have elected to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution, and share ownership tests are met. Many of these requirements are technical and complex, and if we fail to meet these requirements, we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have taxable REIT subsidiaries (“TRSs”) where certain investments may be made and activities conducted that (1) may have otherwise been subject to the prohibited transactions tax and (2) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. See Note 12. Income Taxes.  We recorded income tax expense of approximately $0.4 million and $0.7 million during the three and nine months ended September 30, 2017 and approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2016, respectively.

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

Segment Information

As of September 30, 2017, we are comprised of two operating segments, which are represented by (1) our portfolio of properties and (2) our portfolio of NPLs owned by the joint venture with Prime.  However, for financial reporting purposes, we are comprised of one reportable segment, because the Prime joint venture’s revenues, net loss and total assets are each less than 10% of our consolidated total.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Reclassification of Prior Period Amounts

Certain line items in prior period financial statements have been reclassified to conform to the current period groupings. For the three months ended September 30, 2016, we reclassified $0.7 million of salaries and wages and other services from general and administrative to property management, $0.6 million of legal settlements from other expenses to general and administrative expense, net, and $2.0 million of adjustments for certain revenues (i.e. a reduction to revenues) from other property income to rental income in the condensed consolidated statements of operations. For the nine months ended September 30, 2016, we reclassified $2.0 million of salaries and wages and other services from general and administrative to property management, $0.2 million of services from general and administrative to real estate taxes, insurance and HOA costs, $0.4 million of legal settlements from general and administrative expenses to other expense, net, $1.1 million of bad debt expense from property operating and maintenance to rental income and other property income and $0.8 million of fees from property operating and maintenance to property management in the condensed consolidated statements of operations. In addition, for the three months ended March 31, 2017, we reclassified $1.8 million of adjustments for certain revenues from other property income to rental income in the condensed consolidated statements of operations.

Geographic Concentrations

We hold significant concentrations of properties in the following markets in excess of 10% of our total portfolio, based upon aggregate purchase price, and as such, are more vulnerable to any adverse macroeconomic developments in such areas:

	As of	As of
	September 30,	December 31,
Market	2017	2016
Southern California	17%	15%
Miami	10%	12%
Atlanta	10%	12%
Tampa	9%	10%

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amends the presentation and disclosure requirements and changes how companies assess effectiveness.  It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  This new standard will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period with early adoption permitted.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  This new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period with early adoption permitted.  We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

AS OF SEPTEMBER 30, 2017

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to clarify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes of initial direct costs and lease executory costs for all entities. The new guidance will require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. The guidance supersedes previously issued guidance under ASC Topic 840 Leases. This standard will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We expect that the adoption of this standard will result in an increase in assets and liabilities on our balance sheet related to our leased office space.  Allocated indirect costs incurred with acquisition and stabilization of properties, which amounted to $5.0 million for the nine months ended September 30, 2017, will be expensed as incurred rather than amortized over the lease terms, which are generally one year.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard specifically excludes lease revenue. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  We anticipate selecting the modified retrospective transition method with any cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018 as required.  We are continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as more than 90% of our total revenues consist of rental

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

income from leasing arrangements, which is specifically excluded from the standard.  In addition, based on our preliminary assessment, we determined that there will not be a material impact on our other property income (fees and tenant chargebacks) or other income, which represents fees from management contracts.

Note 3. Single-Family Real Estate Investments

The following table summarizes transactions within our property portfolio for the nine months ended September 30, 2017 (in thousands)(1):

Balance as of December 31, 2016	$6,144,008
Acquisitions	1,166,482
Capitalized expenditures	75,981
Basis of real estate sold	(185,993)
Impairment of real estate	(950)
Balance as of September 30, 2017	$7,199,528

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2017 and December 31, 2016 of $495.0 million and $370.4 million, respectively, and excludes accumulated depreciation on real estate assets held for sale as of September 30, 2017 and December 31, 2016 of $3.1 million and $1.9 million, respectively.

In June 2017, we completed the acquisition of a portfolio of 3,106 properties (the “GI Portfolio”) pursuant to a securities purchase agreement with Waypoint/GI Venture, LLC (the “GI Portfolio Acquisition”). The consideration paid to Waypoint/GI Venture, LLC was approximately $814.9 million, including the assumption of a $500.0 million secured term loan (see Note 6. Debt), and the cost basis of the GI Portfolio was approximately $817.5 million, inclusive of capitalized third-party transaction costs.

We determined the fair values of the properties in the GI Portfolio primarily by reference to BPOs and allocated the purchase price among land and land improvements, building and building improvements and furniture, fixtures and equipment on our condensed consolidated balance sheets.  We identified 386 homes in the portfolio that we do not intend to hold for the long term.  The aggregate carrying value of these homes, $122.1 million, was included in real estate held for sale, net in the condensed consolidated balance sheet as of June 30, 2017.  As of September 30, 2017, 373 of these homes with an aggregate carrying value of $115.4 million remain in real estate held for sale, net in the condensed consolidated balance sheet. See Note 2. Significant Accounting Policies—Real Estate Held for Use and —Real Estate Held for Sale.  We accounted for the GI Portfolio Acquisition as an asset purchase, rather than a business combination, and did not acquire intangible assets.

Note 4. Investments in Unconsolidated Joint Ventures

On October 31, 2012, we acquired a 10% interest in a joint venture with Fannie Mae to operate, lease, and manage a portfolio of 1,176 properties primarily located in Arizona, California, and Nevada. We paid approximately $34.0 million to acquire our interest, and funded approximately $1.0 million in reserves to the joint venture.

A subsidiary of ours is the managing member and responsible for the operation and management of the properties, subject to Fannie Mae’s approval on major decisions. We evaluated the entity and determined that Fannie Mae held certain substantive participating rights that preclude the presumption of control by us. Accordingly, we account for our ownership interest using the equity method. As of September 30, 2017 and December 31, 2016, the joint venture owned 798 and 856 properties, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Note 5. Other Assets

The following table summarizes our other assets, net (in thousands):

	As of	As of
	September 30,	December 31,
	2017	2016
Deferred financing costs, net	$7,776	$2,490
Purchase and other deposits	17,345	1,698
Deferred leasing costs, net	4,646	4,437
Furniture, fixtures and equipment, net	3,346	3,366
Derivative contracts	22,907	25,772
Receivables, net	10,258	10,071
Prepaid expenses	10,322	14,229
Other	3,208	4,522
Total other assets	$79,808	$66,585

Note 6. Debt

Revolving Credit Facilities

2017 JPMorgan

In April 2017, we entered into a new credit facility with JPMorgan and a syndicate of lenders (the “2017 JPMorgan Facility”). This $675.0 million senior secured revolving credit facility will mature in April 2020, with a one-year extension option subject to certain conditions.  We have the option to increase the size of the 2017 JPMorgan Facility to up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. Borrowings under the 2017 JPMorgan Facility accrue interest at a floating rate equal to either the Adjusted London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate plus the Applicable Margin (each as defined in the credit agreement).  The Applicable Margin varies based on the Total Leverage Ratio (as defined in the credit agreement), ranging from 0.75% to 1.30% for Alternative Base Rate loans and from 1.75% to 2.30% for Adjusted LIBOR loans. We are also required to pay customary fees on any outstanding letters of credit, and a facility fee to the lenders in respect of the unused commitments thereunder at a rate of either 0.35% or 0.20% per annum, depending on the level of usage. As of September 30, 2017, there were no borrowings outstanding under the 2017 JPMorgan Facility and $675.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the period ended September 30, 2017 was 3.2%.

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

The 2017 JPMorgan Facility contains certain covenants that may limit the amount of cash available for distribution and may, under certain circumstances, limit the amounts we may pay as dividends to those necessary to maintain our qualification as a REIT. There are various affirmative and negative covenants, including financial covenants that require the pledged subsidiaries to maintain minimum tangible net worth and liquidity levels (as defined in the credit agreement). As of September 30, 2017, the entities subject to these covenants were in compliance with these covenants.

The 2017 JPMorgan Facility also requires that we set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries’ portfolios, which are included in restricted cash in the condensed consolidated balance sheets. The agreement also contains customary events of default, including payment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Prior JPMorgan

We were party to a secured revolving credit facility with JPMorgan and a syndicate of lenders (the “Prior JPMorgan Facility”). Borrowings under the Prior JPMorgan Facility accrued interest at the three-month LIBOR plus 3.00% and we paid unused commitment fees ranging from 0.50% to 1.00%. In March 2017, we elected to voluntarily reduce borrowing availability under the Prior JPMorgan Facility from $300.0 million to $125.0 million. This facility was terminated in April 2017. As of December 31, 2016, there was no outstanding balance under the Prior JPMorgan Facility. The weighted-average interest rate for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 4.1% and 3.6%, respectively.

CitiBank

In connection with the SWAY Merger, we assumed SWAY’s secured revolving credit facility with CitiBank, N.A. and a syndicate of lenders (the “CitiBank Facility”).  Borrowings under the CitiBank Facility accrued interest at LIBOR plus 2.95% and we paid unused commitment fees ranging from zero to 0.25%. In March 2017, we elected to voluntarily reduce borrowing availability under the CitiBank Facility from $300.0 million to $125.0 million.  This facility was terminated in April 2017. As of December 31, 2016, $108.5 million was outstanding on the CitiBank Facility. The weighted-average interest rate for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 3.7% and 3.4%, respectively.

Secured Term Loan

DB Loan

In June 2017, in connection with the GI Portfolio Acquisition (see Note 3. Single-Family Real Estate Investments), we entered into an Amended and Restated Loan Agreement with the lenders party thereto, and Deutsche Bank AG, New York Branch, N.A. (“Deutsche Bank”), as administrative agent and the other parties thereto and assumed $500.0 million of indebtedness (the “DB Loan”) secured by the GI Portfolio and the equity securities of the indirect, wholly owned subsidiaries acquired in the GI Portfolio transaction. In September 2017, we paid off the balance in full and terminated the loan. The weighted-average interest rate for the period ended September 30, 2017 was 4.1%.

Master Repurchase Agreement

In connection with the SWAY Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank.  The repurchase agreement was used to finance the acquired pools of NPLs secured by residential real property held by Prime.  During the first quarter of 2017, we repaid the outstanding balance and terminated the repurchase agreement.  As of December 31, 2016, the outstanding balance on this facility was approximately $19.3 million and is included in liabilities related to assets held for sale (see Note 14. Discontinued Operations) in our condensed consolidated balance sheets.

Convertible Senior Notes

In July 2014, SWAY issued $230.0 million in aggregate principal amount of our 3.00% Convertible Senior Notes due 2019 (the “2019 Convertible Notes”).  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year. The 2019 Convertible Notes will mature on July 1, 2019.

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 4.50% Convertible Senior Notes due 2017 (the “2017 Convertible Notes”).  Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year. The aggregate outstanding balance of the 2017 Convertible Notes as of September 30, 2017 was $3.6 million and the notes were settled for cash and common shares at maturity in October 2017.

In January 2017, we issued $345.0 million in aggregate principal amount of our 3.50% Convertible Senior Notes due 2022 (the “2022 Convertible Notes” and together with the 2017 Convertible Notes and the 2019 Convertible Notes, the “Convertible Senior Notes”).  Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15 and July 15 of each year. The 2022 Convertible Notes will mature on January 15, 2022. We used the net proceeds to repurchase, in privately negotiated transactions, most of the 2017 Convertible Notes and to reduce outstanding borrowings under our revolving credit facilities.  The repurchased 2017

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Convertible Notes were cancelled in accordance with the terms of the indenture and a loss of $7.2 million was recorded in loss on extinguishment of debt in our condensed consolidated statements of operations.

The following tables summarize the terms of the Convertible Senior Notes outstanding as of September 30, 2017 (in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Convertible Notes	$3,602	4.50%	9.22%	33.9836	10/15/17	0.04 years
2019 Convertible Notes	$230,000	3.00%	11.06%	32.5048	7/1/19	1.75 years
2022 Convertible Notes	$345,000	3.50%	5.28%	27.1186	1/15/22	4.30 years

September 30,
2017
Total principal	$578,602
Net unamortized fair value adjustment	(44,395)
Deferred financing costs, net	(7,551)
Carrying amount of debt components	$526,656

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability recorded.
(2)

We generally have the option to settle any conversions in cash, common shares or a combination thereof. The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Senior Notes converted at September 30, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. As of September 30, 2017, the 2017 Convertible Notes are convertible. The 2019 and 2022 Convertible Senior Notes did not meet the criteria for conversion as of September 30, 2017. Pursuant to certain terms and conditions defined in their respective indentures, the 2019 Convertible Notes and 2022 Convertible Notes may be converted at the note holder’s election as a result of the Proposed Mergers for a period of 35 trading days following the effective date of such transactions.

Terms of Conversion

As of September 30, 2017, the conversion rate applicable to the 2017 Convertible Notes was 33.9836 common shares per $1,000 principal amount of the 2017 Convertible Notes (equivalent to a conversion price of approximately $29.43 per common share). The conversion rate for the 2017 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2017 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to April 15, 2017, holders could have converted the 2017 Convertible Notes at their option under specific circumstances as defined in the indenture agreement, dated as of October 14, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”).  On or after April 15, 2017 and until maturity, holders may convert all or any portion of the 2017 Convertible Notes at any time. Upon conversion, we will pay or deliver a combination of cash and common shares.

As of September 30, 2017, the conversion rate applicable to the 2019 Convertible Notes was 32.5048 common shares per $1,000 principal amount of the 2019 Convertible Notes (equivalent to a conversion price of approximately $30.76 per common share). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances (including as a result of the completion of the Proposed Mergers) as defined in the indenture agreement, dated as of July 7, 2014, between us and the Convertible Notes Trustee.  On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

As of September 30, 2017, the conversion rate applicable to the 2022 Convertible Notes was 27.1186 common shares per $1,000 principal amount of the 2022 Convertible Notes (equivalent to a conversion price of approximately $36.88 per common share). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances.  At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances (including as a result of the completion of the Proposed Mergers) as defined in the indenture agreement, dated as of January 4, 2017, between us and the Convertible Notes Trustee.  On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common shares, or a combination of cash and common shares, at our election.

We may not redeem the Convertible Senior Notes prior to their maturity dates except to the extent necessary to preserve our status as a REIT for U.S. federal income tax purposes, as further described in the indentures.  If we undergo a fundamental change as defined in the indentures, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Proposed Mergers do not constitute a fundamental change under the indentures.

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

The assets of each Trust consist primarily of a single componentized promissory note issued by an SPE (“Borrower”), evidencing a mortgage (“Loan”). Each Loan has a two or three-year term with two or three 12-month extension options, except for the mortgage loan transaction completed in September 2017 (“SWH 2017-1”), which has two 12-month extension options and one 15-month extension option. Each Loan is guaranteed by the Borrower’s sole member (the “Equity Owner”), also an SPE owned by us. Each Loan is secured by a pledge of all of the assets of the Borrower, including first-priority mortgages on its Properties, and the Equity Owner’s obligations under its guaranty is secured by a pledge of all of the assets of the Equity Owner, including a security interest in the sole membership interest in the Borrower.

Each loan agreement is between JPMorgan or German American Capital Corporation and the Borrower.  The Loan Sellers sold each Loan to a separate wholly owned subsidiary of ours (each a “Depositor”), which then transferred the Loan to the trustee of a Trust in exchange for the issuance of the Certificates. In addition to the Certificates sold to investors in each offering (the “Offered Certificates”), five of the Trusts issued Certificates that were retained or purchased by us.

During the quarter ended June 30, 2017, we voluntarily repaid the outstanding principal balance of the SWAY 2014 mortgage loan in the amount of $522.5 million.  In connection with this voluntary prepayment, we recorded a loss of $1.1 million, which is included in loss on extinguishment of debt in the condensed consolidated statements of operations. In June 2017, we also voluntarily reduced the outstanding principal balances of the CAH 2014-2 mortgage loan by $100.0 million. We recorded a $1.5 million loss on extinguishment of debt, which represents the pro rata write-off of deferred loan costs related to the CAH 2014-2 mortgage loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

For purposes of computing, among other things, interest accrued on the Loan, each Loan is divided into five to seven components, each of which corresponds to one class of Certificates, which had, at inception, an initial component balance equal to the corresponding class of Offered Certificates. The following table sets forth the terms of each of the Loans:

			Blended		Principal Balance Outstanding
	Closing	Maturity	LIBOR		September 30,	December 31,
(Dollars in thousands)	Date	Date(1)	Spread		2017	2016
CAH 2014-1	April 2014	May 2019	1.72%	(2)	$478,734	$491,140
CAH 2014-2	June 2014	July 2019	1.76%		437,156	548,503
CAH 2015-1	June 2015	July 2020	1.88%		659,588	672,054
CSH 2016-1	June 2016	July 2021	2.31%		533,746	535,474
CSH 2016-2	November 2016	December 2021	1.85%		609,815	610,585
SWH 2017-1	September 2017	January 2023	1.55%		769,754	—
SWAY 2014	December 2014	June 2017 (3)	—		—	525,401
					3,488,793	3,383,157
Deferred financing costs, net					(54,995)	(46,387)
Unamortized discount					(1,521)	(3,529)
Carrying value					$3,432,277	$3,333,241

(1)	Assuming exercise of extension options.
(2)	Subject to LIBOR floor of 0.25%.
(3)	Voluntarily repaid and terminated.

Each Loan is secured by first-priority mortgages on the Properties, which are owned by the Borrower. Each Loan is also secured by a first-priority pledge of the equity interests of the Borrower. The loan agreements require that the Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness Borrower can incur, limitations on sales and dispositions of the Properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the Properties while the Loan is outstanding. The loan agreement also includes customary events of default, the occurrence of which would allow the Loan Sellers to accelerate payment of all amounts outstanding thereunder and to require that all of the rental income associated with the real estate properties of the Borrower, after payment of specified operating expenses, asset management fees, and interest, be required to prepay the Loan.  The Borrower is also required to furnish various financial and other reports to the Loan Sellers.

We evaluated the accounting for the mortgage loan transactions under ASC 860, Transfers and Servicing. Specifically, we considered ASC 860-10-40-4 in determining whether each Depositor had surrendered control over the Loan as part of transferring it to the mortgage loan trustee. In this evaluation, we first considered and concluded that the transferee (i.e., trustee), which is a fully separate and independent entity over which we have no control, would not be consolidated by the transferor (i.e., the Depositor). Next, as the Depositor has fully sold, transferred, and assigned all right, title, and interest in the Loan under terms of the Trust and Servicing Agreement, we have concluded that it has no continuing involvement in the Loan.  Lastly, we have considered all other relevant arrangements and agreements related to the transfer of the Loan, noting no facts or circumstances inconsistent with the above analysis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

We have also evaluated the Retained Certificates as a variable interest in the respective Trust and concluded that the Retained Certificates will not absorb a majority of the Trust's expected losses or receive a majority of the Trust's expected residual returns. Additionally, we have concluded that the Retained Certificates do not provide us with any ability to direct activities that could impact the Trust's economic performance. Accordingly, we do not consolidate the Trusts but do consolidate, at historical cost basis, the properties placed as collateral for each Loan and have included the corresponding mortgage loan components in the net mortgage loan liability at September 30, 2017 and December 31, 2016, in the accompanying condensed consolidated balance sheets.  Separately, the $153.1 million and $141.1 million of Retained Certificates have been reflected as asset-backed securitization certificates in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

In order to mitigate our exposure to potential future increases in LIBOR rates, we have purchased interest rate caps and entered into interest rate swap contracts.  See Note 11. Derivatives and Hedging for the details of our derivative financial instruments.

Total Borrowings

As of September 30, 2017, we had total outstanding borrowings of $4.1 billion, of which the total amount related to mortgage loans was $3.5 billion and the total amount related to the Convertible Senior Notes was $578.6 million. As of September 30, 2017, we had approximately $70.3 million in net deferred financing costs, which we amortize using the effective interest rate method. As of September 30, 2017, we were in compliance with all of our debt covenant requirements.

The following table outlines our total gross interest, including unused commitment and other fees, accretion of discounts and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross interest cost	$39,550	$39,488	$116,344	$115,265
Capitalized interest	(673)	(192)	(1,327)	(528)
Interest expense	$38,877	$39,296	$115,017	$114,737

The following table summarizes the contractual maturities of our debt as of September 30, 2017; maturity dates assume exercise of optional extension terms of mortgage loans (in thousands):

	Remaining
	2017	2018	2019	2020	2021	After 2021	Total
Mortgage loans	1,105	4,419	910,367	659,588	1,143,561	769,753	3,488,793
Convertible Senior Notes	3,602	—	230,000	—	—	345,000	578,602
Total	$4,707	$4,419	$1,140,367	$659,588	$1,143,561	$1,114,753	$4,067,395

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Note 7. Net Loss per Share

Since the date of the SWAY Merger, our shares trade on the NYSE under the ticker symbol “SFR.” In our calculation of EPS, the numerator for both basic and diluted EPS is net earnings (loss) attributable to common shareholders. We use the two-class method in calculating basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(22,237)	$(12,040)	$(35,151)	$(67,935)
Less: Net loss from continuing operations attributable to the non-controlling interests	975	718	1,695	4,086
Net loss from continuing operations attributable to common shareholders	(21,262)	(11,322)	(33,456)	(63,849)
(Loss) income from discontinued operations, net	(1,984)	449	(2,205)	(7,368)
Less: Net loss (income) from discontinued operations attributable to the non-controlling interests	87	(27)	106	443
Net (loss) income from discontinued operations attributable to common shareholders	(1,897)	422	(2,099)	(6,925)
Net loss attributable to common shareholders	$(23,159)	$(10,900)	$(35,555)	$(70,774)
Denominator:
Basic and diluted weighted-average shares outstanding	128,308	101,490	116,389	101,680
Earnings (loss) per share:
Net loss from continuing operations	$(0.17)	$(0.12)	$(0.30)	$(0.67)
Less: Net loss from continuing operations attributable to the non-controlling interests	0.01	0.01	0.01	0.04
Net loss from continuing operations attributable to common shareholders	(0.17)	(0.11)	(0.29)	(0.63)
(Loss) income from discontinued operations, net	(0.02)	—	(0.02)	(0.07)
Less: Net loss (income) from discontinued operations attributable to the non-controlling interests	—	—	—	—
Net (loss) income from discontinued operations attributable to common shareholders	(0.01)	—	(0.02)	(0.07)
Net loss attributable to common shareholders	$(0.18)	$(0.11)	$(0.31)	$(0.70)

The dilutive effect of outstanding RSUs is calculated using the treasury stock method, which includes consideration of share-based compensation required by GAAP.

As we reported a net loss for the three and nine months ended September 30, 2017 and 2016, both basic and diluted net loss per share are the same. For the three and nine months ended September 30, 2017, the dilutive effect of 0.8 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share, as the RSUs do not participate in losses. For the three and nine months ended September 30, 2016, the dilutive effect of 0.5 million of our common shares subject to RSUs were excluded from the computation of diluted net loss per share. For the three and nine months ended September 30, 2017 and 2016, the potential common shares contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted net loss per share as we have the intent and ability to settle the obligations in cash or, as with the 2019 Convertible Notes and the 2022 Convertible Notes, they were not convertible as of the end of the period. For the three and nine months ended September 30, 2017, the potential common shares issuable upon the redemption of 5.8 million OP Units were excluded from the computation of diluted net loss per share. For the three and nine months ended September 30, 2016, the potential common shares issuable upon the redemption of 6.4 million OP Units were excluded from the computation of diluted net loss per share. The OP Units are excluded from the computation of diluted net loss per share because their inclusion would have an antidilutive effect.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Note 8. Shareholders’ Equity

Share-Based Compensation

In connection with the SWAY Merger, we assumed (1) the Starwood Waypoint Residential Trust Equity Plan (the “Equity Plan”), which provided for the issuance of our common shares and common share-based awards to persons providing services to us, including without limitation, our trustees, officers, advisors, and consultants and employees of the Manager, (2) the Starwood Waypoint Residential Trust Manager Equity Plan (the “Manager Equity Plan” and, together with the Equity Plan, the “Equity Plans”), which provided for the issuance of our common shares and common share-based awards to the Manager, and (3) the Starwood Waypoint  Residential Trust Non-Executive Trustee Share Plan (the “Non-Executive Trustee Share Plan”), which provided for the issuance of common shares and common share-based awards to our independent trustees. All unvested RSUs and restricted shares issued pursuant to the Equity Plans and the Non-Executive Trustee Share Plan prior to the SWAY Merger became fully vested upon the completion of the SWAY Merger. The Manager Equity Plan was terminated in connection with the completion of the SWAY Merger on January 5, 2016. In May 2017, our shareholders approved an amendment to the Equity Plan (i) increasing the number of our common shares available to be awarded under the Equity Plan by 2,500,000 and (ii) changing the name of the Equity Plan to the Colony Starwood Homes Equity Plan.

Under the Equity Plan, during the nine months ended September 30, 2017, we granted 405,829 RSUs to certain employees, which vest over three years, 118,151 RSUs vested and 7,076 RSUs were forfeited. Under the Non-Executive Trustee Share Plan, during the nine months ended September 30, 2017, we granted 36,239 restricted shares to our non-executive trustees, including 9,449 restricted shares that were granted to non-executive members of our board of trustees in lieu of trustee fees with an aggregate grant value of approximately $0.3 million and 14,870 restricted shares that were granted to trustees for services rendered to the special transaction committee in connection with the Proposed Mergers with an aggregate grant value of approximately $0.5 million, 39,663 shares vested and no shares were forfeited. The remaining 11,920 awards of restricted shares vest in one annual installment in May 2018.

We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible grantees and entitle the grantee to receive common shares at the end of a vesting period. The completion of the Proposed Mergers alone will not cause an acceleration of the vesting of the time-vested RSUs. However, the occurrence of certain other conditions, in addition to the completion of the Proposed Mergers, may cause an acceleration of vesting of certain of the time-vested RSUs. The maximum number of time-vested RSUs subject to such conditions is 588,447 as of September 30, 2017. Included in the RSUs granted in the nine months ended September 30, 2017 are 164,817 performance-based RSUs granted to our senior executives, the payment of which is subject to performance and market vesting (“Performance Shares”).  The number of common shares, if any, deliverable to award recipients depends on our performance during the three-year period (the “Performance Period”) that commenced on January 1, 2017 and that ends on December 31, 2019.  Performance for (1) one-third of the Performance Shares will be based on our aggregate three-year Same Store Core NOI absolute growth (as defined in the applicable award agreements) during the Performance Period, (2) one-third of the Performance Shares will be based on our total shareholder return during the Performance Period (the “Shareholder Return”) as compared to the return on the SNL US REIT Multifamily Index during the Performance Period and (3) one-third of the Performance Shares will be based on the absolute Shareholder Return. The number of RSUs granted, for accounting purposes, assumes achievement of target performance for each of the three measurement criteria. The minimum number of RSUs that could be earned pursuant to the Performance Shares, upon achievement of the threshold criteria, is 41,190 and the maximum number of RSUs that could be earned pursuant to the Performance Shares is 288,450. The amended award agreements for the Performance Shares include change of control provisions, in which case the Performance Shares will vest based on our actual performance from the beginning of the Performance Period through the date of the change of control. The completion of the Proposed Mergers will constitute a change of control under the amended award agreements and cause an acceleration of the vesting of the Performance Shares.

After giving effect to activity described above and summarized in the table below, as of September 30, 2017, we have 3,266,771 and 90,776 shares available for grant for the Equity Plan and Non-Executive Trustee Share Plan, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

The following table summarizes our RSU and restricted share award activity during the nine months ended September 30, 2017:

			Non-Executive
	Equity Plan		Trustee Share Plan		Total
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant date	Restricted	Grant date		Grant date
	Units	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, December 31, 2016	472,662	$24.34	15,344	$22.81	488,006	$24.29
Granted	405,829	$30.71	36,239	$33.97	442,068	$30.98
Vested	(118,151)	$24.34	(39,663)	$29.78	(157,814)	$25.71
Forfeited	(7,076)	$29.32	—	$—	(7,076)	$29.32
Nonvested shares, September 30, 2017	753,264	$27.73	11,920	$33.56	765,184	$27.82

During the three and nine months ended September 30, 2017, we recorded $2.4 million and $5.6 million of share-based compensation expense, respectively, in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, we recorded $0.8 million and $1.9 million of share-based compensation expense, respectively, in our condensed consolidated statements of operations. As of September 30, 2017, we had $17.0 million of total unrecognized compensation cost related to unvested RSUs and restricted shares, which is expected to be recognized over a weighted-average period of 2.4 years.

Since April 2017, we have offered our employees the opportunity for share ownership pursuant to the 2017 Employee Stock Purchase Plan. During the three and nine months ended September 30, 2017, we issued 5,479 shares and 5,479 shares, respectively, and expensed approximately $17,000 and $45,000, respectively, of share-based compensation pursuant to this plan. There were no shares issued or expenses recorded pursuant to this plan in the corresponding periods in 2016.

Equity Transactions

As discussed in Note 1. Organization and Operations, as consideration for the SWAY Merger, CAH shareholders received an aggregate of 64,869,526 of our common shares in exchange for all shares of CAH. In addition, upon consummation of the Internalization, Starwood Capital Group contributed the outstanding equity interests of the Manager to our operating partnership in exchange for 6,400,000 OP Units. The OP Units are redeemable at the election of the holder and we have the option, at our sole discretion, to execute the redemption of such OP Units for cash or exchange such OP Units for common shares, on a one-for-one basis. As of September 30, 2017, Starwood Capital Group owned 5,849,824 OP Units.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, Starwood Capital Group has exchanged 550,176 OP Units for the same number of our common shares.  The effect of this redemption on additional paid-in capital in the condensed consolidated balance sheet is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net loss attributable to common shareholders	$(23,159)	$(10,900)	$(35,555)	$(70,774)
Transfers from the noncontrolling interest:
Increase in additional paid-in capital for exchange of OP Units for common shares	—	—	18,008	—
Change from net loss attributable to Starwood Waypoint Homes shareholders and transfer from the noncontrolling interest	$(23,159)	$(10,900)	$(17,547)	$(70,774)

In January 2016, our board of trustees authorized a $100.0 million increase and an extension to our share repurchase program (the “2015 Program”). The 2015 Program expired in May 2017. Under the 2015 Program, we could have repurchased up to $250.0 million of our outstanding common shares. During the nine months ended September 30, 2017, we did not repurchase any of our common shares. As of September 30, 2017, we can no longer repurchase our outstanding common shares under this program.

The following table summarizes our dividends declared from January 1, 2016 through September 30, 2017:

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q3-2017	September 29, 2017	$0.22	October 13, 2017	$29.6
Q2-2017	June 30, 2017	$0.22	July 14, 2017	$29.6
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

Note 9. Related-Party Transactions

Management Services

As the managing member of a joint venture with Fannie Mae (see Note 4. Investments in Unconsolidated Joint Ventures), one of our wholly owned subsidiaries earns a management fee based upon the venture’s gross receipts. For the three months ended September 30, 2017 and 2016, we earned management fees of approximately $0.7 million and $0.7 million, respectively. For the nine months ended September 30, 2017 and 2016, we earned management fees of approximately $2.2 million and $2.2 million, respectively. Management fees earned from the Fannie Mae joint venture are included in other income in the accompanying condensed consolidated statements of operations.

In connection with the SWAY Merger and Internalization, we assumed a management agreement with Waypoint Real Estate Group HoldCo, LLC (“Waypoint Manager”), under which we earned fees and were reimbursed for certain expenses in exchange for the operation and management of properties owned by multiple private funds. Certain of our officers and employees have minority ownership interests in Waypoint Manager. The management agreement between us and Waypoint Manager was terminated in connection with the GI Portfolio Acquisition in June 2017. For the three months ended September 30, 2017, no management fees and expense reimbursements were earned under this agreement. For the three months ended September 30, 2016, management fees and expense reimbursements under this agreement totaled approximately $2.4 million. For the nine months ended September 30, 2017 and 2016, management fees and expense reimbursements under this agreement totaled approximately $4.1 million and $6.8 million, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.

GI Portfolio Acquisition

In June 2017, we completed a transaction to purchase the GI Portfolio of 3,106 homes from Waypoint/GI Ventures LLC for approximately $814.9 million. Waypoint/GI Ventures LLC is managed by the Waypoint Manager, in which certain of our officers and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

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

The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Residential real estate held for sale (Level III)	2017	2016	2017	2016
Pre-impairment carrying amount	$2,574	$5,224	$8,836	$7,230
Impairment of real estate assets	(293)	(356)	(950)	(530)
Fair value	$2,281	$4,868	$7,886	$6,700

For a summary of our real estate activity during the nine months ended September 30, 2017, refer to Note 3. Single-Family Real Estate Investments.

We have not elected the fair value option for any of our financial instruments. Fair values of cash and cash equivalents, resident and other receivables, restricted cash and purchase deposits approximate carrying values due to their short-term nature.

The following table presents the fair value of our financial instruments not carried at fair value in the condensed consolidated balance sheets (in thousands):

		September 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
		Value	Value	Value	Value
Assets carried at historical cost on the condensed consolidated balance sheet
Non-performing loans (Note 14)	Level III	$1,848	$1,848	$5,837	$5,837
Asset-backed securitization certificates	Level III	153,115	153,115	141,103	141,103
Total		$154,963	$154,963	$146,940	$146,940
Liabilities carried at historical cost on the condensed consolidated balance sheet
Revolving credit facilities	Level III	$—	$—	$108,501	$108,501
Master repurchase facility (Note 14)	Level III	—	—	19,286	19,286
Mortgage loans(1)	Level III	3,488,793	3,496,706	3,383,157	3,383,157
Convertible senior notes(1)	Level III	578,602	555,942	402,500	397,484
Total		$4,067,395	$4,052,648	$3,913,444	$3,908,428

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

(1)	The carrying values of the mortgage loans and convertible senior notes exclude deferred financing costs and unamortized discounts.

We determined the fair value for NPLs, at the time of the SWAY Merger, by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property or a bulk sale of the portfolio.

The carrying values of our asset-backed securitization certificates, revolving credit facilities, master repurchase agreement and secured term loan and mortgage loans approximate their fair values as they were recently obtained or have had their terms recently amended, or their interest rates reflect market rates since they are indexed to LIBOR. The fair value of our mortgage loans is estimated by using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

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

Designated Hedges

We entered into interest rate caps to limit the exposure of increases in interest rates on our LIBOR-indexed debt (see Note 6. Debt). In February 2016, we de-designated three of our interest rate caps, resulting in reclassifications from accumulated other comprehensive income to interest expense of $0.1 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. The reclassifications for the corresponding periods in 2016 are $0.1 million and $0.3 million, respectively. While some of these interest rate caps were initially designated as cash flow hedges, as of September 30, 2017, we had no interest rate caps that were designated as cash flow hedges.

We entered into interest rate swap contracts that effectively convert $2.6 billion of floating rate debt to fixed rate debt.  The table below summarizes our interest rate swap contracts as of September 30, 2017 (dollars in thousands):

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

In connection with certain interest rate swap contracts, we have posted cash collateral with the counterparties which amounted to $21.1 million as of September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Changes in fair value of the designated portion of our interest rate caps and swaps that qualify for hedge accounting, which includes all of our interest rate swaps and none of our interest rate caps, are recorded in other comprehensive loss, resulting in unrealized losses of $0.4 million and unrealized gains of $9.2 million for the three months ended September 30, 2017 and 2016, and unrealized losses of $5.8 million and $7.6 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, reclassifications from other comprehensive loss, including amounts resulting from the de-designation of interest rate caps, resulted in a $2.2 million decrease in interest expense and a $1.2 million increase in interest expense for the three months ended September 30, 2017 and 2016; interest expense decreased by $2.0 million and increased by $3.1 million for the nine months ended September 30, 2017 and 2016 respectively.  During the next 12 months, we estimate that an additional $10.4 million will be reclassified from accumulated other comprehensive income to earnings.

Non-Designated Hedges

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which we did not elect to designate as accounting hedges. We do not enter into derivative transactions for speculative or trading purposes, but to manage the economic risk of changes in interest rates. Changes in the fair value of derivatives not designated as accounting hedges are recorded in other loss, net in the condensed consolidated statements of operations.

We are party to a number of interest rate caps that are not designated as accounting hedges.  For the three months ended September 30, 2017 and 2016, unrealized losses of $8,000 and $18,000, respectively, are included in other loss, net in the condensed consolidated statements of operations related to our non-designated interest rate caps. For the nine months ended September 30, 2017 and 2016, unrealized losses of $0.2 million and $0.1 million, respectively, are included in other loss, net in the condensed consolidated statements of operations related to our non-designated interest rate caps.

The fair values of derivative instruments included in other assets, net and other liabilities in our condensed consolidated balance sheets are as follows:

	September 30, 2017				December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivatives designated as hedging instruments:
Interest rate caps	$—	$—	$—	$—	$440,292	$—	$—	$—
Interest rate swaps	6,100,000	22,862	2,450,000	(6,624)	2,050,000	25,708	—	—
Total derivatives designated as hedging instruments	6,100,000	22,862	2,450,000	(6,624)	2,490,292	25,708	—	—
Derivatives not designated as hedging instruments:
Interest rate caps	4,055,773	45	—	—	3,448,671	64	—	—
Total derivatives not designated as hedging instruments	4,055,773	45	—	—	3,448,671	64	—	—
Total	$10,155,773	$22,907	$2,450,000	$(6,624)	$5,938,963	$25,772	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Note 12. Income Taxes

Our TRSs are subject to corporate level federal, state and local income taxes. The following is a summary of our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Current
Federal	$200	$(68)	$200	$7
State	159	229	495	480
Total current tax expense	359	161	695	487
Deferred
Federal	—	—	—	—
State	—	—	—	—
Total deferred tax expense	—	—	—	—
Total income tax expense	$359	$161	$695	$487

Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes, primarily related to our investments in real estate. As of September 30, 2017 and December 31, 2016, we had no deferred tax assets or liabilities.

Note 13. Defined Contribution Plans

We maintain a 401(k) retirement savings plan for all employees that meet certain minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain maximum amounts specified in the Code. We make matching contributions in amounts equal to 50.0% of the employee’s contribution to the plan, up to a maximum of 6.0% of contributed compensation. Additional discretionary contributions in an amount to be determined by our board of trustees may also be made for each plan year. For the three months ended September 30, 2017 and 2016, our expense related to the plan was $0.1 million and $0.2 million, and for the nine months ended September 30, 2017 and 2016, our expense related to the plan was $0.6 million and $0.7 million, respectively.

Note 14. Discontinued Operations

We account for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results may be presented as discontinued operations.

From time-to-time and in the normal course of business, we dispose of individual real estate assets in order to optimize the performance of our portfolio of real estate assets. We have concluded that these individual dispositions do not qualify for discontinued operations reporting as they do not represent, individually or in aggregate, a strategic shift that will have a major effect on our operations and financial results. Our real estate assets that meet the held-for-sale criteria as of September 30, 2017 and December 31, 2016 are classified as real estate assets held for sale, net in the condensed consolidated balance sheets.

On May 4, 2016, our board of trustees approved a strategic shift to exit the NPL business acquired as a result of the SWAY Merger. The disposal of the assets and liabilities of our NPL business represents a strategic shift in operations and is expected to have a major effect on our operations and financial results and therefore the results of operations are presented separately as discontinued operations in all periods presented in the condensed consolidated statements of operations. In August 2016, Prime sold substantially all of its NPLs.  The sale price was $265.3 million resulting in a gain on sale, net of selling costs, of approximately $3.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

The following table summarizes transactions resulting in income and expense within our NPL business for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Realized gain on non-performing loans	$82	$10,096	$204	$13,485
Realized gain on loan conversions	184	2,798	1,515	12,852
Net (loss) gain on sales of real estate and other income and expenses, net	(474)	(762)	730	935
Interest expense	—	(1,488)	(45)	(5,254)
Non-performing loan management fees and expenses	(1,776)	(10,195)	(4,609)	(29,386)
(Loss) income from discontinued operations, net	$(1,984)	$449	$(2,205)	$(7,368)

The assets and liabilities are presented separately as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets. The following table summarizes the components of such assets and related liabilities as of September 30, 2017 and December 31, 2016:

	As of	As of
(in thousands)	September 30, 2017	December 31, 2016
Non-performing loans	$1,848	$5,837
Real estate properties, net	16,063	54,113
Other assets	1,674	16,920
Assets held for sale	$19,585	$76,870

Master repurchase facility	$—	$19,286
Accounts payable and other liabilities	242	6,209
Liabilities related to assets held for sale	$242	$25,495

Note 15. Commitments and Contingencies

Insurance Policies

Pursuant to the terms of our credit facility agreements and mortgage loan agreements (see Note 6. Debt), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the nine months ended September 30, 2017 and 2016, no material uninsured losses have been incurred with respect to the properties except as described below.

Effects of Hurricane Irma and Hurricane Harvey

Hurricane Harvey made landfall along the coast of Texas on August 25, 2017. Hurricane Irma made landfall in Southern Florida on September 10, 2017, traveled through Florida and was downgraded to a tropical storm before entering Georgia. Our current assessment is that approximately 29% of our 19,645 properties in the impacted markets sustained damage, primarily limited to roofing, fencing, and landscaping issues, and a total of 25 properties incurred severe damage, which rendered the properties uninhabitable. We have recorded $17.4 million in estimated damages to our properties from these two hurricanes, which is reflected as a reduction in the carrying value of the affected properties and included in buildings and building improvements in the condensed consolidated balance sheet.  Our insurance policies provide coverage for wind damage, flood damage and business interruption, but are subject to deductibles and other terms and conditions. Of the foregoing estimated damages, $4.6 million is deemed to be recoverable through our insurance policies, and is included in other assets, net in the condensed consolidated balance sheet.  Total casualty losses and hurricane-related damages of $12.8 million, net of expected insurance recoveries, are included in impairment and other expense in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

Purchase Commitments

As of September 30, 2017, we had executed multiple agreements to purchase a total of 498 properties for an aggregate purchase price of $121.4 million.

Legal and Regulatory

Litigation Relating to the Proposed Mergers

Two putative class actions have been filed by our purported shareholders challenging the Proposed Mergers. The first suit, styled as Berg v. Starwood Waypoint Homes, et al., No. 1:17-cv-02896, was filed in the United States District Court for the District of Maryland on September 29, 2017, and is against us, our operating partnership, our trustees, INVH, INVH LP and REIT Merger Sub (the “Berg Lawsuit”). The second suit, styled as Bushansky v. Starwood Waypoint Homes, et al., No. 1:17-cv-02936, was filed in the United States District Court for the District of Maryland on October 4, 2017, and is against us, our operating partnership and our trustees (the “Bushansky Lawsuit” and, collectively with the Berg Lawsuit, the “Lawsuits”).  The Lawsuits allege that we and our trustees violated Section 14(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 promulgated thereunder by allegedly disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that our trustees allegedly violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Berg Lawsuit additionally alleges that INVH violated Section 20(a) of the Exchange Act. The Lawsuits seek, among other things, injunctive relief preventing consummation of the Proposed Mergers, rescission of the transactions contemplated by the INVH Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. The Berg Lawsuit also seeks injunctive relief directing our trustees to disseminate a registration statement that does not contain any untrue statements of material fact and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act. The Bushansky Lawsuit also seeks rescissory damages in the event of a merger and requests that the action be maintained as a class action. We and INVH intend to defend vigorously against the Lawsuits.

SEC Investigation “In the Matter of Certain Single Family Rental Securitizations”

Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which is a service provider that provides certain BPOs to us, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions (“Securitizations”).

In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations (and those of our predecessors), respectively, including, without limitation: transaction documents and offering materials; agreements with providers of BPOs and/or due diligence services for Securitizations; identification of employees primarily responsible for handling BPOs; documents provided to rating agencies or third-party BPO providers regarding capital expenditures and/or renovation costs for properties underlying Securitizations; communications with certain transaction parties regarding BPOs in Securitizations; and documents regarding BPO orders and documents and communications with BPO providers regarding requests that a BPO be reviewed, re-done, analyzed, modified, corrected and/or adjusted. The SEC’s letter indicates that its investigation is a fact-finding inquiry to determine whether there have been any violations of the federal securities laws and does not mean that the SEC has a negative opinion of any person or security. As the SEC’s investigation is ongoing, we cannot currently predict the timing, the outcome or the scope of such investigation. We are cooperating with the SEC. We understand that other transaction parties in securitizations have received requests in this matter. See the risk factor entitled “SEC investigation “In the Matter of Certain Single Family Rental Securitizations”” in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Litigation Relating to the SWAY Merger

Between October 26, 2015 and October 28, 2015, our board of trustees received two litigation demand letters on behalf of our purported shareholders. The letters alleged, among other things, that our trustees breached their fiduciary duties by approving the SWAY Merger and the Internalization, and demanded that our board of trustees take action, including by pursuing litigation against our trustees. Our board of trustees referred these letters to the special committee of our board of trustees formed in connection with the Internalization for review and a recommendation. On November 5, 2015, after considering the allegations made in the letters, and upon the recommendation of the special committee, our board of trustees (with Barry Sternlicht, Douglas R. Brien and Andrew J. Sossen recusing themselves) voted to reject the demands.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(Unaudited)

On October 30, 2015, a putative class action was filed by one of our purported shareholders (“Plaintiff”) against us, our trustees, the Manager, SWAY Holdco, LLC, Starwood Capital Group and CAH (“Defendants”) challenging the SWAY Merger and the Internalization. The case is captioned South Miami Pension Plan v. Starwood Waypoint Residential Trust, et al., Circuit Court for Baltimore City, State of Maryland, Case No. 24C15005482. The complaint alleged, among other things, that some or all of our trustees breached their fiduciary duties by approving the SWAY Merger and the Internalization, and that the other defendants aided and abetted those alleged breaches. The complaint also challenged the adequacy of the public disclosures made in connection with the SWAY Merger and the Internalization. Plaintiff sought, among other relief, an injunction preventing our shareholders from voting on the Internalization or the SWAY Merger, rescission of the transactions contemplated by the SWAY Merger Agreement, and damages, including attorneys’ fees and experts’ fees.

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the SWAY Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016, on which the Court held a hearing June 1, 2016. We believe that this action has no merit and intend to defend vigorously against it.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually or in the aggregate will have a material adverse effect on our business, financial position or results of operations.

Note 16. Subsequent Events

Dividend Declaration

On October 13, 2017, our board of trustees declared a pro-rata quarterly dividend of $0.11 per common share. Payment of the dividend was made on November 7, 2017 to shareholders of record at the close of business on October 24, 2017.

Acquisition and Disposition of Homes

Subsequent to September 30, 2017, we have continued to purchase and sell properties in the normal course of business. For the period from October 1, 2017 through October 31, 2017, we purchased 129 properties with an aggregate acquisition cost of approximately $30.5 million. For the period from October 1, 2017 through October 31, 2017, we sold 69 properties with a gross aggregate selling price of $13.8 million.

Settlement of the 2017 Convertible Notes

On October 15, 2017, the 2017 Convertible Notes matured. As certain of the 2017 Convertible Notes were converted prior to maturity, we settled the outstanding balance of the 2017 Convertible Notes with a combination of $3.6 million in cash and the issuance of 23,026 common shares on October 16, 2017.

Prepayment of CAH 2014-2 Mortgage Loan

On October 25, 2017, we voluntarily reduced the outstanding principal balance of the CAH 2014-2 mortgage loan by $50.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described under (i) the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017, (ii) the heading Item 8.01 Other Events in our Current Report filed on Form 8-K filed on June 5, 2017 and (iii) the caption “Risk Factors” in the Merger Proxy, which risk factors referenced in clause (iii) are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q, as well as the factors described in this section.

On September 21, 2015, we and CAH announced the signing of the SWAY Merger Agreement, to combine the two companies in the SWAY Merger.  In connection with the transaction, we internalized the Manager. The SWAY Merger and the Internalization were completed on January 5, 2016.

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

Our operating partnership was formed as a Delaware limited partnership in May 2012. Our wholly owned subsidiary is the sole general partner of our operating partnership, and we conduct substantially all of our business through our operating partnership. We own 95.6% of the outstanding OP Units as of September 30, 2017.

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

The Proposed Mergers with INVH

On August 9, 2017, we entered into the INVH Merger Agreement with INVH to form a combined company in a stock-for-stock transaction. The INVH Merger Agreement provides that, upon the terms and subject to the conditions set forth in the INVH Merger Agreement, (i) we will be merged with and into REIT Merger Sub, with REIT Merger Sub surviving as a subsidiary of INVH and (ii) as promptly as practicable after the REIT Merger, our operating partnership will be merged with and into INVH LP, with INVH LP surviving as a subsidiary of INVH. In connection with the Proposed Mergers, we filed with the SEC on October 16, 2017 the Merger Proxy, which includes more detailed information about the Proposed Mergers and the related transactions.

Under the terms of the INVH Merger Agreement and as described in the Merger Proxy, each of our outstanding common shares will be converted into 1.6140 shares of INVH’s common stock, and each outstanding unit of our operating partnership will be converted into the right to receive 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding RSU that vests as a result of the Proposed Mergers or the INVH Merger Agreement will automatically be converted into the right to receive INVH common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). At the effective time of the REIT Merger, each RSU that does not vest as a result of the Proposed Mergers or the INVH Merger Agreement will be automatically assumed by INVH and converted into an equivalent stock-based incentive award unit with respect to INVH’s common stock and be subject to the same terms and conditions as applicable to such awards.

Upon the closing of the Proposed Mergers, INVH stockholders will own approximately 59% of the combined company’s stock, and our shareholders will own approximately 41% of the combined company’s stock. Based on the closing prices of our common shares and INVH’s common stock on October 13, 2017, the equity market capitalization of the combined company would be approximately $12.0 billion, and the total enterprise value (including debt) would be approximately $21.1 billion.  Upon the closing of the Proposed Mergers, the Combined Company will be named “Invitation Homes Inc.” and its common stock will be listed and traded on the NYSE under the ticker symbol “INVH”.

The transaction has been approved by our board of trustees and INVH’s board of directors.  Completion of the Proposed Mergers is subject to, among other things, approval by the holders of our common shares. Assuming approval is obtained, the Proposed Mergers are expected to close in the fourth quarter of 2017. We can give no assurance that the Proposed Mergers and related transactions will be completed in the above timeframe, if at all. Two putative class actions have been filed by our purported shareholders challenging the Proposed Mergers. The lawsuits seek, among other things, injunctive relief preventing consummation of the Proposed Mergers, rescission of the transactions contemplated by the INVH Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. See Part II, Item I. Legal Proceedings-Litigation Relating to the Proposed Mergers in this Quarterly Report on Form 10-Q for more details.

Our Portfolio

As of September 30, 2017, our portfolio consisted of 34,699 owned properties, including 33,788 rental properties, 815 properties that we do not intend to hold for the long term and 96 properties down from operations. As of September 30, 2017, approximately 93.8% of our rental properties were occupied, and approximately 95.3% of our stabilized rental properties were occupied.

The following table provides a summary of our portfolio of properties as of September 30, 2017:

						Average			Average	Weighted		Average
		Non-	Number		Total	Acquisition	Average	Aggregate	Home Size	Average	Average	Monthly Rent
	Stabilized	Stabilized	of	Stabilized	Portfolio	Cost	Investment	Investment	(square	Age	Year	Per Occupied
Markets	Properties(1)	Properties	Properties(2)(3)	Occupancy	Occupancy	Per Property(4)	Per Property	(in millions)	feet)	(years)	Purchased(5)	Property(6)
Atlanta	5,000	45	5,045	96.1%	95.2%	$139,439	$157,783	$796	2,022	23	2014	$1,405
Tampa	3,900	12	3,912	93.6%	93.4%	$156,444	$180,372	$704	1,703	30	2014	$1,509
Miami	3,697	11	3,708	95.4%	95.1%	$209,010	$229,846	$851	1,719	40	2015	$1,870
Southern California	3,552	5	3,557	96.0%	95.9%	$280,925	$309,042	$1,095	1,677	41	2014	$2,073
Houston	2,443	7	2,450	96.3%	96.0%	$154,142	$159,668	$391	1,951	21	2015	$1,524
Dallas	2,162	39	2,201	95.9%	94.2%	$181,535	$190,812	$420	2,112	22	2015	$1,709
Denver	2,118	45	2,163	95.0%	93.1%	$213,707	$233,755	$505	1,777	34	2015	$1,843
Phoenix	1,899	77	1,976	95.9%	92.2%	$160,145	$174,522	$345	1,723	26	2015	$1,283
Orlando	1,936	5	1,941	95.5%	95.3%	$142,014	$170,058	$330	1,725	31	2014	$1,462
Las Vegas	1,739	6	1,745	94.9%	94.6%	$187,775	$205,191	$358	2,024	18	2013	$1,471
Charlotte-Raleigh	1,461	171	1,632	94.1%	84.3%	$205,636	$225,743	$368	2,331	12	2016	$1,677
Northern California	1,619	5	1,624	96.4%	96.1%	$282,577	$294,529	$478	1,456	48	2016	$1,940
Chicago	1,136	6	1,142	93.0%	92.6%	$158,834	$162,081	$185	1,545	40	2016	$1,715
Nashville	602	90	692	93.0%	80.9%	$263,029	$277,441	$192	2,179	10	2016	$1,882
Total / Average	33,264	524	33,788	95.3%	93.8%	$189,577	$207,918	$7,018	1,841	29	2015	$1,654

(1)

We define stabilized properties as properties from the first day of initial occupancy or subsequent occupancy after a renovation. Properties are considered stabilized even after subsequent resident turnover. However, properties may be removed from the stabilized property portfolio and placed in the non-stabilized property portfolio due to major renovation during the property life cycle.

(2)	Excludes 815 properties that we do not intend to hold for the long term and 96 properties down from operations.
(3)

We measure properties by the number of rental units as compared to the number of properties. Although historically we have primarily invested in single-family rentals, and expect to continue to do so in the foreseeable future, this takes into account our investments in multi-unit properties and, we believe, provides a more meaningful measure to investors.

(4)

Properties acquired as a result of the SWAY Merger reflect the fair value step-up as of January 5, 2016. Properties acquired as a result of the GI Portfolio Acquisition reflect the fair value step-up as of June 28, 2017.

(5)

Properties acquired as a result of the SWAY Merger reflect an acquisition date of January 5, 2016. Properties acquired as a result of the GI Portfolio Acquisition reflect an acquisition date of June 28, 2017.

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

As of September 30, 2017, the 33,264 properties we owned in our stabilized property portfolio were approximately 95.3% occupied. As of December 31, 2016, the 30,653 properties we owned in our stabilized property portfolio were approximately 95.6% occupied.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel and other costs incurred in connection with the planning, execution, and oversight of all capital addition activities at the property level as well as third-party acquisition fees. We capitalized $0.8 million and $1.9 million of such personnel costs for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the corresponding periods in 2016, to building and improvements in the accompanying condensed consolidated balance sheet. Indirect costs are allocations of certain costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, insurance, interest and HOA fees incurred during the periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital addition activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses. We also defer successful leasing costs and amortize them over the life of the lease, which is typically one year. Deferred leasing costs are included in other assets in the accompanying condensed consolidated balance sheets and include $2.2 million and $2.3 million of certain personnel costs, which were capitalized for the three months ended September 30, 2017 and 2016, respectively. Deferred leasing costs of $6.2 million and $6.2 million were capitalized for the nine months ended September 30, 2017 and 2016, respectively.

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

NPL Business-Related Expenses

As a result of the SWAY Merger, we have a joint venture with Prime, an entity managed by Prime Finance, an asset manager that specializes in acquisition, resolution and disposition of NPLs. We own a greater than 98.75% interest in the joint venture, which owns all of our NPLs. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition. The joint venture exists for the purposes of: (1) converting NPLs to performing residential mortgage loans through modifications, holding such loans, selling such loans or converting such loans to properties; (2) acquiring properties through foreclosure, deed-in-lieu of foreclosure or other similar process; and (3) selling properties. Prime has contributed less than 1.26% of the cash equity to the joint venture and Prime, in accordance with our instructions (which are based in part on the use of certain analytic tools included in our proprietary platform), coordinates the resolution or disposition of loans for the joint venture. Our NPLs are serviced by Prime’s team of asset managers or licensed third-party mortgage loan servicers. We have exclusive management decision making control with respect to various matters of the joint venture and control over all decisions of the joint venture through our veto power. We may elect, in our sole and absolute discretion, to delegate certain ministerial or day-to-day management rights related to the joint venture to employees, affiliates or agents of us or Prime.

We also have the exclusive right under the joint venture, exercisable in our sole and absolute discretion, to designate NPLs and properties as Rental Pool Assets. We will be liable for all expenses and benefit from all income from any Rental Pool Assets. The joint venture will be liable for all expenses and benefit from all income from all NPLs and properties not segregated into Rental Pool Assets (“Non-Rental Pool Assets”). Although we have the exclusive right to transfer any Rental Pool Assets from the joint venture to us, we intend to sell all remaining properties converted from loans through the joint venture. Prime earns a one-time fee from us, equal to a percentage of the value of the NPLs and properties we originally designated as Rental Pool Assets upon disposition or resolution of such assets. We have substantially exited the NPL business and are currently marketing all remaining assets of the joint venture for disposition and Prime earns additional incentive fees related to such dispositions.

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

Growth of Investment Portfolio

During the nine months ended September 30, 2017, we increased our portfolio by 3,015 homes, net of sales activities, primarily as a result of the GI Portfolio Acquisition. The table below summarizes our portfolio holdings as of September 30, 2017 and December 31, 2016.

	As of	As of
	September 30,	December 31,
(dollar amounts in thousands)	2017	2016
Total single-family properties	34,699	31,684

Cost basis of acquired properties(1)	$7,199,528	$6,144,008

(1)

Excludes accumulated depreciation related to investments in real estate as of September 30, 2017 and December 31, 2016 of $495.0 million and $370.4 million, respectively, and accumulated depreciation on real estate assets held for sale as of September 30, 2017 and December 31, 2016 of $3.1 million and $1.9 million, respectively.

Recent Developments

Developments during the third quarter of 2017 are as follows:

•	In August 2017, we entered into the INVH Merger Agreement.
•

In August 2017, our board of trustees declared a quarterly dividend of $0.22 per common share. Payment of the dividend, totaling $29.6 million, was made on October 13, 2017 to shareholders of record at the close of business on September 29, 2017.

•

In September 2017, we completed our seventh securitization transaction. This transaction involved the issuance and sale in a private offering of Certificates issued by a Trust established by us. We sold $732.7 million of Certificates at a weighted-average blended interest rate of LIBOR plus 156 basis points to investors. We used the net proceeds to repay certain of our existing debt and for general corporate purposes.

Subsequent Events

Refer to Note 16. Subsequent Events for disclosure regarding significant transactions that occurred subsequent to September 30, 2017.

Results of Operations

The main components of our net loss of $23.2 million and $35.6 million for the three and nine months ended September 30, 2017, as compared to our net loss of $10.9 million and $70.8 million, respectively, for the three and nine months ended September 30, 2016, were as follows:

Revenues

	Three Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Rental income	$156,299	$133,580	$22,719	17%
Other property income	12,682	9,366	3,316	35%
Other income	706	3,153	(2,447)	-78%
Total revenues	$169,687	$146,099	$23,588	16%

	Nine Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Rental income	$437,194	$396,318	$40,876	10%
Other property income	31,648	22,858	8,790	38%
Other income	6,260	9,022	(2,762)	-31%
Total revenues	$475,102	$428,198	$46,904	11%

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

For the three and nine months ended September 30, 2017, we experienced an increase in total revenues of 16% and 11%, respectively, as compared to the same periods in 2016. These increases are primarily due to an increase in rental revenues, which is primarily attributable to an increase in our average monthly rent and to an increase in the number of leased properties. Other property income includes tenant charge-backs, late charges and early-termination charges and other income includes management fees earned in the operations and management of the Fannie Mae joint venture and, prior to the current quarter, the operation and management of the assets of private funds. We anticipate that rental income will increase in future periods as a result of the GI Portfolio Acquisition and that other income will decrease in future periods as a result of the termination of our management agreement with Waypoint Manager in connection with the GI Portfolio Acquisition in June 2017.

Expenses

	Three Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Property operating and maintenance	$26,813	$23,678	$3,135	13%
Real estate taxes, insurance and HOA costs	32,733	28,070	4,663	17%
Property management	8,538	9,079	(541)	-6%
Interest expense	38,877	39,296	(419)	-1%
Depreciation and amortization	53,994	47,344	6,650	14%
Impairment and other	13,077	356	12,721	3573%
Share-based compensation	2,387	824	1,563	190%
General and administrative	10,932	11,333	(401)	-4%
Transaction-related	7,791	1,503	6,288	418%
Total expenses	$195,142	$161,483	$33,659	21%

	Nine Months Ended September 30,		Amount of	Percent
(in thousands, except for percentages)	2017	2016	Change	Change
Property operating and maintenance	$67,477	$62,356	$5,121	8%
Real estate taxes, insurance and HOA costs	90,443	83,310	7,133	9%
Property management	27,430	29,226	(1,796)	-6%
Interest expense	115,017	114,737	280	0%
Depreciation and amortization	148,293	135,818	12,475	9%
Impairment and other	13,734	530	13,204	2491%
Share-based compensation	5,584	1,922	3,662	191%
General and administrative	32,717	39,809	(7,092)	-18%
Transaction-related	7,856	30,058	(22,202)	-74%
Total expenses	$508,551	$497,766	$10,785	2%

For the three months ended September 30, 2017, we experienced an increase in total expenses of 21% as compared to the same period in 2016. For the nine months ended September 30, 2017, we experienced an increase of 2% as compared to the same period in 2016. The increase in the current quarter expense is primarily attributable to transaction-related expenses incurred in connection with the Proposed Mergers and hurricane losses (see Note 15. Commitments and Contingencies). We also incurred higher real estate tax, insurance and HOA costs and higher depreciation and amortization expenses in the current quarter as a result of the GI Portfolio Acquisition. Relative to total revenues, total expenses increased to 115% for the three months ended September 30, 2017, from 111% for the corresponding period in 2016. This increase in rate of expenditure is primarily attributable to the $12.8 million hurricane losses (see Note 15. Commitments and Contingencies). Relative to total revenues, total expenses decreased to 107% for the nine months ended September 30, 2017, from 116% for the corresponding period in 2016. This reduction in rate of expenditures, as further discussed below, is primarily attributable to improvements in efficiency, which are primarily driven by economies of scale and improvements in business processes and a reduction in transaction-related expenses relative to those incurred during 2016 resulting from the Internalization and the SWAY Merger. We anticipate that transaction-related expenses will increase in future periods as a result of the Proposed Mergers.

Property Operating and Maintenance

Included in property operating and maintenance expenses are utilities and landscape maintenance, repairs and maintenance on leased properties, third-party management fees, bad debt expense and other expenses associated with resident turnover in vacancy periods between lease dates. During the three and nine months ended September 30, 2017, property operating and maintenance expense increased by $3.1 million and $5.1 million, respectively, from the same periods in 2016 resulting from increases related to the growth in the size of our portfolio of leased and unleased properties. Relative to rental and other property revenues, property operating  and maintenance expenses decreased to 16% and 14%, respectively, for the three and nine months ended September 30, 2017, from 17%, and 15%, respectively, for the three and nine months ended September 30, 2016. We expect to recognize improvements in property operating expense efficiency, primarily due to growth in the size of our portfolio.

Real Estate Taxes, Insurance and HOA Costs

Real estate taxes, insurance and HOA costs are expensed once a property is rent ready. During the three and nine months ended September 30, 2017, real estate taxes, insurance and HOA costs increased $4.7 million and $7.1 million, respectively, as compared to the same periods in 2016. This increase was primarily attributable to growth in the size of our portfolio of properties that are rent ready, as well as increased value assessments from taxation authorities. We expect these expenses to continue to grow, primarily due to continued growth in the size of our portfolio and increased assessed values of our properties due to home price appreciation.

Property Management

Property management expenses consist primarily of salaries, wages, and other personnel-related expenses for property management personnel as well as rent and other facilities-related expenses for property management offices. During the three and nine months ended September 30, 2017, property management expenses decreased $0.5 million and $1.8 million, respectively, as compared to the same periods in 2016. This decrease was primarily attributable to improvements in business processes and is offset in part by increases resulting from growth in the size of our portfolio and we expect these expenses to continue to increase with growth in the size of our portfolio.

Interest Expense

Interest expense decreased by $0.4 million and increased by $0.3 million, respectively, during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. See Note 6. Debt, and Liquidity and Capital Resources-Capital

Resources below for a description of the debt instruments we were party to during the nine months ended September 30, 2017. Interest expense will fluctuate in future periods primarily as a result of changes in the amount of our aggregate borrowings and interest rates.

Depreciation and Amortization

Depreciation and amortization primarily includes depreciation on real estate assets placed in service and amortization of deferred leasing costs. During the three and nine months ended September 30, 2017, depreciation and amortization increased by $6.7 million and $12.5 million, respectively, as compared to the same periods in 2016, primarily as a result of the increased number of in-service properties in our portfolio. We expect depreciation and amortization expense to continue to increase as a result of the continued growth in the aggregate investment in our properties.

Impairment and Other

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the three and nine months ended September 30, 2017, impairment and other expense increased by $12.7 million and $13.2 million, respectively, as compared to the same periods in 2016, primarily as a result of hurricane related losses incurred during the three months ended September 30, 2017 (see Note 15. Commitments and Contingencies). Impairment and other expense may fluctuate widely in the future as a result of macroeconomic and other factors.

Share-Based Compensation

As discussed in Note 8. Shareholders’ Equity, SWAY adopted the Equity Plan and the Non-Executive Trustee Share Plan in January 2014. Grants issued under these plans prior to the SWAY Merger fully vested as a result of the SWAY Merger and had no impact on share-based compensation expense during 2017 or 2016.

Grants issued under these plans for the three and nine months ended September 30, 2017 resulted in an increase of $1.6 million and $3.7 million, respectively, of share-based compensation expense as compared to the same periods in 2016. The increase is also due in part to 14,870 restricted shares granted to trustees for services rendered to the special transaction committee in connection with the Proposed Mergers with an aggregate grant value of approximately $0.5 million. As of September 30, 2017, $17.0 million of total unrecognized compensation cost related to unvested RSUs, Performance Shares and restricted shares is expected to be recognized over a weighted-average period of 2.4 years as compared to $9.3 million of total unrecognized compensation cost expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2016. Share-based compensation expense may fluctuate in the future as a result of the issuance of additional grants, changes in the price of our common shares, changes in estimated forfeiture rates and, in the case of Performance Shares, the potential acceleration of vesting due to the Proposed Mergers.

General and Administrative

General and administrative expenses are primarily composed of personnel costs, office rent and facility-related expenses, and standard professional service costs such as legal and audit fees. During the three and nine months ended September 30, 2017, general and administrative expense decreased by $0.4 million and $7.1 million, respectively, as compared to the same periods in 2016, primarily as a result of decreased headcount related to the elimination of redundant expenses resulting from the SWAY Merger and by improvements in efficiency primarily attributable to economies of scale.

Transaction-Related Expenses

Transaction-related expenses are primarily composed of professional fees, consulting services fees, severance costs and other expenses incurred in connection with the Internalization, SWAY Merger and Proposed Mergers, as well as bulk acquisitions and dispositions of properties and dead deal costs, which are expenses incurred to purchase properties which fell out of escrow or otherwise were not acquired.  These expenses include fees for legal, accounting and investment banking services, due diligence activities, and other services that are customary to be incurred in connection with bulk acquisition, disposition, or merger transactions. During the three and nine months ended September 30, 2017, transaction-related expenses increased $6.3 million and decreased $22.2 million, respectively, as compared to the corresponding periods of 2016. We expect to incur additional transaction-related expenses in connection with the Proposed Mergers in the future.

Other (Expense) Income, Net

Other income and expense consists primarily of gains or losses related to our sales of investments in real estate, changes in the fair value of our non-designated hedging instruments, losses related to extinguishment of debt and losses related to insurance claims. During the three and nine months ended September 30, 2017, these activities resulted in net income of $3.6 million and net expense of $1.0 million, respectively, compared to net income of $3.5 million and $2.1 million, respectively, during the same periods in 2016.

The change in the nine months ended September 30, 2017 as compared to 2016 is primarily attributable to a $10.9 million loss resulting from the repurchase of the 2017 Convertible Notes in January 2017 and other early extinguishment of debt in 2017. There were no such losses recorded in the nine months ended September 30, 2016.

Discontinued Operations

In connection with the SWAY Merger, we acquired SWAY’s portfolio of NPLs. We hold our NPLs within a consolidated subsidiary jointly owned with Prime. As discussed in Note 14. Discontinued Operations, on May 4, 2016, our board of trustees authorized a strategic shift in our business operations and an exit from the NPL business. The net impact from discontinued operations resulting from these activities were losses of $2.0 million and $2.2 million for the three and nine months ended September 30, 2017, respectively. The net impact from discontinued operations was a gain of $0.4 million and a loss of $7.4 million for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our shareholders and other general business needs. Our liquidity and capital resources as of September 30, 2017 and December 31, 2016 included cash and cash equivalents of $187.7 million and $109.1 million, respectively. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations and making interest payments and distributions to our shareholders.

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

We seek to satisfy our liquidity needs through cash provided by operating activities, long-term secured and unsecured borrowings, the issuance of debt and equity securities and property dispositions. We believe our rental income, net of operating expenses, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as our 2017 JPMorgan Facility.

To qualify as a REIT, we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The table below reflects our dividends declared in 2016 and the nine months ended September 30, 2017. Any future distributions payable are indeterminable at this time except as disclosed in Note 16. Subsequent Events.

				Total Amount Paid
	Record Date	Amount per Share	Pay Date	(millions)
Q3-2017	September 29, 2017	$0.22	October 13, 2017	$29.6
Q2-2017	June 30, 2017	$0.22	July 14, 2017	$29.6
Q1-2017	March 31, 2017	$0.22	April 14, 2017	$26.3
Q4-2016	December 30, 2016	$0.22	January 13, 2017	$23.8
Q3-2016	September 30, 2016	$0.22	October 14, 2016	$23.8
Q2-2016	June 30, 2016	$0.22	July 15, 2016	$23.8
Q1-2016	March 31, 2016	$0.22	April 15, 2016	$23.9

Capital Resources

As of September 30, 2017, we have completed the following debt and equity transactions (for further disclosure, see Note 6. Debt, Note 8. Shareholders’ Equity and Note 16. Subsequent Events).

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

The 2017 JPMorgan Facility includes an accordion feature to increase the borrowing capacity up to $1.2 billion, subject to satisfying certain requirements and obtaining lender commitments. Borrowings under the 2017 JPMorgan Facility accrue interest at a floating rate equal to either Adjusted LIBOR or the Alternate Base Rate plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin varies based on the Total Leverage Ratio, ranging from 0.75% to 1.30% for Alternative Base Rate loans and from 1.75% to 2.30% for Adjusted LIBOR loans. As of September 30, 2017, there was no outstanding balance under the 2017 JPMorgan facility and $675.0 million was available for future borrowings subject to certain covenants and other borrowing limitations. The weighted-average interest rate for the nine months ended September 30, 2017 was 3.2%.

The 2017 JPMorgan Facility replaced our two then-existing secured revolving credit facilities, the Prior JPMorgan Facility and the CitiBank Facility, which were terminated concurrently with the creation of the 2017 JPMorgan Facility.

Prior JPMorgan

We were party to the Prior JPMorgan Facility until April 2017, when we terminated the facility in connection with the establishment of the 2017 JPMorgan Facility. The Prior JPMorgan Facility was used for the acquisition, financing, and renovation of properties and other general purposes. Borrowings under the Prior JPMorgan Facility accrued interest at the three-month LIBOR plus 3.00%. As of December 31, 2016, no balance was outstanding under the Prior JPMorgan Facility.

CitiBank

In connection with the SWAY Merger, we assumed SWAY’s CitiBank Facility. We terminated the facility in April 2017 in connection with the establishment of the 2017 JPMorgan Facility. The CitiBank Facility was used for the acquisition, financing, and renovation of properties and other general purposes. Borrowings under the CitiBank Facility accrued interest at LIBOR plus 2.95%. As of December 31, 2016, approximately $108.5 million was outstanding under the CitiBank Facility.

Secured Term Loan

In connection with the GI Portfolio Acquisition in June 2017, we assumed the DB Loan. We paid off the balance in full and terminated the loan in September 2017. The DB Loan provided for up to $500.0 million of indebtedness.

Master Repurchase Agreement

In connection with the SWAY Merger, we assumed SWAY’s liability (in its capacity as guarantor) in a repurchase agreement between a subsidiary of Prime and Deutsche Bank AG.  The repurchase agreement was used to finance the acquired pools of NPLs secured by residential real property by Prime.  During the first quarter of 2017, we repaid the outstanding balance and terminated the agreement.

Convertible Senior Notes

In July 2014, SWAY issued $230.0 million in aggregate principal amount of our 2019 Convertible Notes.  Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1 and July 1 of each year at the coupon rate of 3.00%.  The 2019 Convertible Notes will mature on July 1, 2019.

In October 2014, SWAY issued $172.5 million in aggregate principal amount of our 2017 Convertible Notes. Interest on the 2017 Convertible Notes is payable semiannually in arrears on April 15 and October 15 of each year at the coupon rate of 4.50%.  The outstanding balance of the 2017 Convertible Notes as of September 30, 2017 was $3.6 million and the notes were settled for cash and common shares at maturity in October 2017.

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

We generally have the option to settle any conversions in cash, common shares or a combination thereof. As of September 30, 2017, the 2017 Convertible Notes are convertible. The 2019 and 2022 Convertible Senior Notes did not meet the criteria for conversion as of September 30, 2017. Pursuant to certain terms and conditions defined in their respective indenture agreements, the 2019 Convertible Notes and 2022 Convertible Notes may be converted as a result of the Proposed Mergers for period of 35 trading days following the effective date of such transaction.

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

The assets of each Trust consist primarily of a single componentized promissory note issued by a Borrower, evidencing a Loan. Each Loan has a two- or three-year term with two or three 12-month extension options, except for SWH 2017-1, which has two 12-month extension options and one 15-month extension option.  Interest accrues based on LIBOR plus a spread, which on average ranged from 1.55% to 2.31% as of September 30, 2017.

In addition to the Offered Certificates, five of the Trusts issued Certificates that were retained or purchased by us. As of September 30, 2017, the aggregate principal balance of our mortgage loans was $3.5 billion.

Interest Rate Caps and Swaps

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate caps and swaps to hedge the variable cash flows associated with our existing variable-rate loans and secured credit facilities. See Note 11. Derivatives and Hedging.

Common Share Offerings

In June 2017, we completed a registered underwritten public offering of 26,488,165 of our common shares. We sold 15,054,978 common shares and certain selling shareholders sold 11,433,187 common shares.  The resulting net proceeds to us from the offering were approximately $521.2 million, after deducting the estimated offering related expenses paid by us. We used the net proceeds from the offering to fund a portion of the GI Portfolio Acquisition, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

In March 2017, we completed a registered underwritten public offering of 23,088,424 of our common shares. We sold 11,105,465 common shares and certain selling shareholders sold 11,982,959 common shares.  The resulting net proceeds to us from the offering were approximately $348.8 million, after deducting the estimated offering related expenses paid by us. We used the net proceeds from the offering to fund acquisitions, to repay certain of our existing indebtedness and for general corporate purposes. We did not receive any of the proceeds from the sale of its common shares by the selling shareholders.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$186,079	$60,177
Net cash (used in) provided by investing activities	(545,996)	419,023
Net cash provided by (used in) financing activities	438,479	(510,400)
Net change in cash and cash equivalents	$78,562	$(31,200)

Our cash flows from operating activities primarily depend upon the occupancy level of our properties, the rental rates achieved on our leases, the collectability of rent from our residents and the level of our operating expenses and other general and administrative costs. Before any property we own begins generating revenue, we must take possession of, renovate, market and lease the property. In the meantime, we also incur both operating and overhead expenses, without corresponding revenue, which contributes to the use of cash in operating activities. Additionally, cash used in operating activities during the nine months ended September 30, 2017 and 2016 included transaction-related expenses totaling $7.9 million and $30.1 million, respectively. Our net cash flows provided by operating activities for the periods indicated reflect such activities.

Our net cash used in investing activities is generally used to fund property acquisitions and capital expenditures for the renovation and other capital improvements to our real estate. Net cash used in investing activities was $546.0 million for the nine months ended September 30, 2017 due primarily to $677.8 million spent on the acquisition of properties, including the GI Portfolio Acquisition, and $94.4 million spent on the renovation of properties and other capital improvements to our real estate, offset in part by $226.7 million of proceeds from the sales of real estate. For the nine months ended September 30, 2016, our investing activities produced positive cash flows of $419.0 million due primarily to the net $56.1 million acquired in the SWAY Merger and CAH reorganization, $216.4 million of proceeds from the sale of real estate and $346.5 million received from liquidation, principal repayments and other proceeds on NPLs, offset in part by $127.6 million spent on the acquisition of properties and $66.4 million spent on the renovation of properties and other capital improvements to our real estate.

Our net cash related to financing activities is generally affected by any borrowings and capital activities, net of any dividends and distributions paid to our common shareholders and non-controlling interests. Net cash provided by financing activities was $438.5 million for the nine months ended September 30, 2017 primarily as a result of $871.1 million of net proceeds from the sale of our common shares, $712.9 million of net proceeds from the issuance of mortgage loans, $335.8 million of net proceeds from the issuance of our 2022 Convertible Notes, and the release of $62.0 million of restricted cash related to reserves on our credit facilities and mortgage loans, offset in part by $639.1 million of payments on our mortgage loans, $500.0 million to pay our secured term loan in full, $108.5 million of net payments on revolving credit facilities, the repurchase of 2017 Convertible Notes totaling $186.0 million, and $79.8 million used for dividend payments to common shareholders. Net cash used in financing activities totaled $510.4 million during the nine months ended September 30, 2016, primarily resulting from $44.6 million used to repurchase our common shares, $857.6 million of net payments against our secured credit facilities and master repurchase facility, $48.3 million used for dividend payments and $11.9 million used for a payment of deferred offering costs that was accelerated by the SWAY Merger, offset in part by $485.6 million of net proceeds from the issuance of mortgage loans.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, including estimated interest, as of September 30, 2017:

	September 30,
(in millions)	2017	2018	2019	2020	2021	After 2021	Total
Property purchase obligations(1)	$121.4	$—	$—	$—	$—	$—	$121.4
CAH 2014-1 mortgage loan(2)	3.5	14.1	483.7	—	—	—	501.3
CAH 2014-2 mortgage loan(2)	3.2	13.1	442.6	—	—	—	458.9
CAH 2015-1 mortgage loan(2)	5.1	20.5	20.5	668.1	—	—	714.2
CSH 2016-1 mortgage loan(2)	4.7	18.9	18.9	18.9	543.8	—	605.2
CSH 2016-2 mortgage loan(2)	4.6	18.8	18.8	18.8	628.7	—	689.7
CSH 2017-1 mortgage loan(2)	5.3	21.4	21.4	21.4	21.4	793.2	884.1
2017 Convertible Senior Notes	3.6	—	—	—	—	—	3.6
2019 Convertible Senior Notes	—	6.9	233.5	—	—	—	240.4
2022 Convertible Senior Notes	—	12.1	12.1	12.1	12.1	345.0	393.4
	$151.4	$125.8	$1,251.5	$739.3	$1,206.0	$1,138.2	$4,612.2

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

We believe that “Core FFO” is a meaningful supplemental measure of our operating performance for the same reasons as NAREIT FFO and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. Our Core FFO begins with NAREIT FFO as defined above and is adjusted for share-based compensation, transaction-related expenses, transitional (duplicative post-SWAY Merger) expenses, gain or loss on derivative financial instruments, amortization of derivative financial instruments, severance expense, non-cash interest expense related to amortization of deferred financing costs and discounts on convertible senior notes, hurricane losses, and other non-comparable items, as applicable.

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

The following table sets forth a reconciliation of our net loss attributable to common shareholders as determined in accordance with GAAP and its calculation of NAREIT FFO and Core FFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Reconciliation of net loss to NAREIT FFO

Net loss attributable to common shareholders	$(23,159)	$(10,900)	$(35,555)	$(70,774)
Add (deduct) adjustments from net loss to derive NAREIT FFO:
Depreciation and amortization on real estate assets	53,981	46,838	148,145	134,922
Impairment on depreciated real estate investments	293	356	950	530
Gain on sales of previously depreciated investments in real estate	(3,735)	(1,453)	(12,222)	(3,364)
Non-controlling interests	(1,062)	(691)	(1,801)	(4,529)
Loss (income) on discontinued operations, net	1,984	(449)	2,205	7,368
Subtotal - NAREIT FFO	28,302	33,701	101,722	64,153
Add (deduct) adjustments to NAREIT FFO to derive Core FFO:
Amortization of deferred financing costs and debt discounts, non-cash interest expense from interest rate caps and loss on extinguishment of debt	9,258	9,866	40,283	27,946
Share-based compensation	2,387	824	5,584	1,922
Transaction-related expenses	7,791	1,503	7,856	30,058
Transitional expenses	—	294	—	7,677
Hurricane losses	12,784	—	12,784	—
Core FFO	$60,522	$46,188	$168,229	$131,756

Core FFO per common share, diluted	$0.45	$0.43	$1.37	$1.22
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66
Weighted-average FFO shares and units:
Common shares outstanding	128,308	101,490	116,389	101,680
Unvested RSUs	589	232	596	239
Exchangeable OP Units	5,850	6,400	5,998	6,400
Total weighted-average FFO shares and units	134,747	108,122	122,983	108,319

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

We currently borrow funds at variable rates using secured financings. As of September 30, 2017, we had $3.3 billion of variable rate debt outstanding, of which $2.6 billion was effectively converted to fixed rate through swap contracts not directly associated with the indebtedness and $4.1 billion was protected by interest rate caps as required by the terms of the indebtedness. The estimated aggregate fair market value of this debt was $3.4 billion. If the weighted-average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would have increased or decreased by $7.4 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The chief executive officer and the chief financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in our general information technology controls which are a component of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described below, there were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation Plan

Management is continuing to implement the remediation plan disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.

Actions taken under the remediation plan have included enhancing the design of existing controls and establishing new controls. We believe the improvements we expect to achieve as a result of the remediation plan will effectively remediate the material weakness. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Relating to the Proposed Mergers

Two putative class actions have been filed by our purported shareholders challenging the Proposed Mergers. The first suit, styled as Berg v. Starwood Waypoint Homes, et al., No. 1:17-cv-02896, was filed in the United States District Court for the District of Maryland on September 29, 2017, and is against us, our operating partnership, our trustees, INVH, INVH LP and REIT Merger Sub. The second suit, styled as Bushansky v. Starwood Waypoint Homes, et al., No. 1:17-cv-02936, was filed in the United States District Court for the District of Maryland on October 4, 2017, and is against us, our operating partnership and our trustees.  The Lawsuits allege that we and our trustees violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by allegedly disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that our trustees allegedly violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Berg Lawsuit additionally alleges that INVH violated Section 20(a) of the Exchange Act. The Lawsuits seek, among other things, injunctive relief preventing consummation of the Proposed Mergers, rescission of the transactions contemplated by the INVH Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. The Berg Lawsuit also seeks injunctive relief directing our trustees to disseminate a registration statement that does not contain any untrue statements of material fact and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act. The Bushansky Lawsuit also seeks rescissory damages in the event of a merger and requests that the action be maintained as a class action. We and INVH intend to defend vigorously against the Lawsuits.

SEC Investigation “In the Matter of Certain Single Family Rental Securitizations”

Radian, the indirect parent company of GRC, which is a service provider that provides certain BPOs to us, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in Securitizations.

In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations (and those of our predecessors), respectively, including, without limitation: transaction documents and offering materials; agreements with providers of BPOs and/or due diligence services for Securitizations; identification of employees primarily responsible for handling BPOs; documents provided to rating agencies or third-party BPO providers regarding capital expenditures and/or renovation costs for properties underlying Securitizations; communications with certain transaction parties regarding BPOs in Securitizations; and documents regarding BPO orders and documents and communications with BPO providers regarding requests that a BPO be reviewed, re-done, analyzed, modified, corrected and/or adjusted. The SEC’s letter indicates that its investigation is a fact-finding inquiry to determine whether there have been any violations of the federal securities laws and does not mean that the SEC has a negative opinion of any person or security. As the SEC’s investigation is ongoing, we cannot currently predict the timing, the outcome or the scope of such investigation. We are cooperating with the SEC. We understand that other transaction parties in securitizations have received requests in this matter. See the risk factor entitled “SEC investigation “In the Matter of Certain Single Family Rental Securitizations”” in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Litigation Relating to the SWAY Merger

Between October 26, 2015 and October 28, 2015, our board of trustees received two litigation demand letters on behalf of our purported shareholders. The letters alleged, among other things, that our trustees breached their fiduciary duties by approving the SWAY Merger and the Internalization, and demanded that our board of trustees take action, including by pursuing litigation against our trustees. Our board of trustees referred these letters to the special committee of our board of trustees formed in connection with the Internalization for review and a recommendation. On November 5, 2015, after considering the allegations made in the letters, and upon the recommendation of the special committee, our board of trustees (with Messrs. Sternlicht, Brien and Sossen recusing themselves) voted to reject the demands.

On October 30, 2015, a putative class action was filed by Plaintiff (i.e., one of our purported shareholders) against the Defendants (i.e., us, our trustees, the Manager, SWAY Holdco, LLC, Starwood Capital Group and CAH) challenging the SWAY Merger and the Internalization. The case is captioned South Miami Pension Plan v. Starwood Waypoint Residential Trust, et al., Circuit Court for Baltimore City, State of Maryland, Case No. 24C15005482. The complaint alleged, among other things, that some or all of our trustees breached their fiduciary duties by approving the SWAY Merger and the Internalization, and that the other defendants aided and abetted those alleged breaches. The complaint also challenged the adequacy of the public disclosures made in connection with the SWAY Merger and the Internalization. Plaintiff sought, among other relief, an injunction preventing our shareholders from voting on the Internalization or the SWAY Merger, rescission of the transactions contemplated by the SWAY Merger Agreement, and damages, including attorneys’ fees and experts’ fees.

On December 4, 2015, Plaintiff filed a motion seeking a preliminary injunction preventing our shareholders from voting on whether to approve the SWAY Merger and the Internalization. On December 16, 2015, the day before the shareholder vote, the Court denied Plaintiff’s preliminary injunction motion. Plaintiff thereafter notified the Defendants that it intended to file an amended complaint. Plaintiff filed its amended complaint on February 3, 2016, asserting substantially similar claims and seeking substantially similar relief as in its earlier complaint. In response, Defendants filed a motion to dismiss the amended complaint on March 21, 2016, on which the Court held a hearing on June 1, 2016. We believe that this action has no merit and intend to defend vigorously against it.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Note 15. Commitments and Contingencies.

Item 1A. Risk Factors

For a discussion of our potential risks or uncertainties, you should carefully read and consider the risk factors previously disclosed under (i) the heading Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017, (ii) the heading Item 8.01 Other Events in our Current Report filed on Form 8-K filed on June 5, 2017 and (iii) the caption “Risk Factors” in the Merger Proxy, which risk factors referenced in clause (iii) are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015 and January 27, 2016, our board of trustees authorized and amended, respectively, the 2015 Program. The 2015 Program expired on May 6, 2017. Under the 2015 Program, we could have repurchased up to $250.0 million of our common shares beginning May 6, 2015 and ending May 6, 2017. During the three months ended September 30, 2017, we did not repurchase any common shares. As of September 30, 2017, none of our common shares may be repurchased under the 2015 Program.

			Total Number	Maximum Amount
			of Shares	that May Yet Be
	Total Number	Average	Purchased as	Purchased Under
Calendar month	of Shares	Price Paid	Part of Publicly	the Plans
in which purchases were made:	Repurchased	per Share	Announced Plans	(in thousands)
July 1, 2017 to July 31, 2017	—	$—	—	$—
August 1, 2017 to August 31, 2017	—	$—	—	$—
September 1, 2017 to September 30, 2017	—	$—	—	$—
Total repurchases for the three months ended September 30, 2017	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed below.

Exhibit No.	Exhibit Description

2.1

Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 21, 2014)

2.2

Contribution Agreement, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed September 21, 2015)

2.3

Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the Colony Stockholders, the Colony Unitholders and the Colony Investors (incorporated by reference to Exhibit 2.2 of Starwood Waypoint Homes’ Current Report on Form 8-K filed September 21, 2015)

2.4

Amendment to Contribution Agreement, dated as of November 13, 2015, among Starwood Waypoint Residential Trust, Starwood Capital Group Global, L.P., Starwood Waypoint Residential Partnership, L.P. and SWAY Management LLC (incorporated by reference to Exhibit 2.3 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 8, 2016)

2.5

Agreement and Plan of Merger, dated August 9, 2017, by and among Invitation Homes Inc., Invitation Homes Operating Partnership LP, IH Merger Sub, LLC, Starwood Waypoint Homes and Starwood Waypoint Homes Partnership, L.P. (incorporated by reference to Exhibit 2.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed August 14, 2017)

3.1

Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed January 8, 2016)

3.2

Amendment of Articles of Amendment and Restatement of Declaration of Trust of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed July 28, 2017)

3.3	Second Amended and Restated Bylaws of Starwood Waypoint Homes (incorporated by reference to Exhibit 3.2 of Starwood Waypoint Homes’ Current Report on Form 8-K filed July 28, 2017)

10.1	Form of Amendment to Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed August 15, 2017)

10.2

Loan Agreement, dated as of September 29, 2017, between SWH 2017-1 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of Starwood Waypoint Homes’ Current Report on Form 8-K filed September 29, 2017)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	The section entitled “Risk Factors” in Starwood Waypoint Homes’ Joint Proxy Statement/Information Statement and Prospectus filed on Schedule 14A on October 16, 2017

EX – 101.INS	XBRL Instance document

EX – 101.SCH	XBRL Taxonomy extension schema document

EX – 101.CAL	XBRL Taxonomy extension calculation linkbase document

EX – 101.DEF	XBRL Taxonomy extension definition linkbase document

EX – 101.LAB	XBRL Taxonomy extension labels linkbase document

Exhibit No.	Exhibit Description

EX – 101.PRE	XBRL Taxonomy extension presentation linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD WAYPOINT HOMES

Date: November 9, 2017	By:	/s/ Frederick C. Tuomi
Frederick C. Tuomi
Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Arik Y. Prawer
Arik Y. Prawer
Chief Financial Officer
(Principal Financial and Accounting Officer)